Form 10-Q
period 2021-03-31
TREACE MEDICAL CONCEPTS, INC.
filed 2021-05-25
CIK 1630627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40355

Treace Medical Concepts, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1052611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203 Fort Wade Rd, Suite 150

Ponte Vedra, Florida 32081

(Address of principal executive offices, including zip code)

(904) 373-5940

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	TMCI	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 20, 2021, 39,904,375 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “Treace Medical Concepts,” “we,” “us,” “our,” “the Company,” and similar references refer to Treace Medical Concepts, Inc. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

•	the expected use of our products by physicians;

•	the expected growth of our business and our organization;

•	our expected uses of the net proceeds from our recent initial public offering (“IPO”) and our existing cash and cash equivalents;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to retain and recruit key personnel, including the continued development of a sales and marketing infrastructure;

•	our ability to obtain an adequate supply of materials and components for our products from our third-party suppliers, some of which are single-source suppliers;

•	our plans and expected timeline related to our products, or developing new products, to address additional indications or otherwise;

•	our ability to obtain, maintain and expand regulatory clearances for our products and any new products we create;

•	our ability to manufacture sufficient quantities of our products with sufficient quality;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to expand our business into new geographic markets;

•	our compliance with extensive Nasdaq requirements and government laws, rules and regulations both in the United States and internationally;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our ability to identify and develop new and planned products and/or acquire new products;

•	the effect of the COVID-19 pandemic and the end of the COVID-19 pandemic on our business;

•	developments and projections relating to our competitors or our industry; and

•	our plans to conduct further clinical trials.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed or referenced under “Risk Factors” and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$16,218	$18,079
Accounts receivable, net of allowance for doubtful accounts of $329 and $446 as of March 31, 2021 and December 31, 2020, respectively	10,793	14,486
Inventories	7,370	7,820
Prepaid expenses and other current assets	2,072	593

Total current assets	36,453	40,978
Property and equipment, net	929	829

Total assets	$37,382	$41,807

Liabilities, and Stockholders’ Equity
Current liabilities
Accounts payable	$1,269	$2,265
Accrued liabilities	2,821	1,848
Accrued commissions	2,716	3,513
Accrued compensation	1,782	2,183
Short-term debt	—	1,788

Total current liabilities	8,588	11,598
Derivative liability on term loan	245	245
Long-term debt, net of discount of $767 and $811 as of March 31, 2021 and December 31, 2020, respectively	29,233	29,189

Total liabilities	38,066	41,031

Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity
Series A preferred stock, $0.001 par value, 6,687,500 shares authorized; 6,687,475 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; liquidation value of $8,000 as of March 31, 2021 and December 31, 2020, respectively	7,935	7,935
Common stock Class A, $0.001 par value, 66,875,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 38,057,416 shares and 37,366,865 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	30	28
Common stock Class B, $0.001 par value, 1,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	15,136	14,166
Accumulated deficit	(23,785)	(21,353)

Total stockholders’ (deficit) equity	(684)	776

Total liabilities, and stockholders’ equity	$37,382	$41,807

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$18,707	$11,256
Cost of goods sold	3,327	2,389

Gross profit	15,380	8,867
Operating expenses:
Sales and marketing	12,148	7,338
Research and development	1,868	1,433
General and administrative	2,766	1,295

Total operating expenses	16,782	10,066
Loss from operations	(1,402)	(1,199)
Interest and other income, net	1	33
Interest expense	(1,031)	(441)

Other income (expense), net	(1,030)	(408)

Net loss and comprehensive loss	(2,432)	(1,607)
Convertible preferred stock cumulative and undeclared dividends	(158)	(158)

Net loss attributable to common stockholders	$(2,590)	$ (1,765)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$ (0.05)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,854,687	37,052,294

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2020	6,687,475	$7,935	37,366,865	$28	$14,166	$(21,353)	$776

Common stock share issued upon exercise of stock options	—	—	690,551	2	568	—	570
Share-based compensation expense	—	—	—	—	402	—	402
Net loss	—	—	—	—	—	(2,432)	(2,432)

Balances at March 31, 2021	6,687,475	7,935	38,057,416	30	15,136	(23,785)	(684)

Balances at December 31, 2019	6,687,475	$7,935	37,031,841	$28	$12,884	$(17,686)	$3,161

Common stock share issued upon exercise of stock options	—	—	36,447	—	41	—	41
Share-based compensation expense	—	—	—	—	209	—	209
Net loss	—	—	—	—	—	(1,607)	(1,607)

Balances at March 31, 2020	6,687,475	$7,935	37,068,288	$28	$13,134	$(19,293)	$1,804

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,432)	$(1,607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	117	304
(Recovery) Provision for allowance for doubtful accounts	(77)	73
Share-based compensation expense	402	209
Amortization of debt issuance costs	43	65
(Recovery) Provision for inventory obsolescence	(27)	53
Net changes in operating assets and liabilities:
Accounts Receivable	3,769	3,807
Inventory	478	(1,360)
Prepaid expenses and other assets	(379)	147
Accounts payable	(1,173)	1,465
Accrued liabilities	(1,167)	(4,051)

Net cash used in operating activities	(446)	(895)

Cash flows from investing activities
Purchases of property and equipment	(196)	(674)

Net cash used in investing activities	(196)	(674)

Cash flows from financing activities
Repayment on SBA Loan	(1,788)	—
Debt issuance costs	—	(8)
Proceeds from exercise of employee stock options	569	41

Net cash (used in) provided by financing activities	(1,219)	33

Net decrease in cash and cash equivalents	(1,861)	(1,536)

Cash and cash equivalents at beginning of period	18,079	12,139

Cash and cash equivalents at end of period	$16,218	$10,603

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,945	—
NON-CASH FINANCING ACTIVITIES:
Unpaid offering costs included in accounts payable and accrued liabilities	$1,118	—

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

The Company

Treace Medical Concepts, LLC was formed on July 29, 2013. Effective July 1, 2014, the entity converted to a C Corporation and changed its name to Treace Medical Concepts, Inc. (the “Company”). The Company is a commercial-stage orthopaedic medical device company driving a paradigm shift in the surgical treatment of Hallux Valgus (commonly known as bunions). The Company has pioneered the proprietary Lapiplasty® 3D Bunion Correction System™ – a combination of novel instruments, implants and surgical methods designed to improve the inconsistent clinical outcomes of traditional approaches to bunion surgery. In addition, the Company offers other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

The Company received 510(k) clearance for the Lapiplasty System in March 2015 and began selling its surgical medical devices in September 2015.

Initial Public Offering

On April 27, 2021, the Company completed its initial public offering (“IPO”) of 12,937,500 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. As part of the IPO, 6,953,125 shares of common stock were issued and sold by the Company (inclusive of 703,125 shares pursuant to the exercise of the underwriters’ option) and 5,984,375 shares of common stock were sold by the selling stockholders named in the prospectus (inclusive of 984,375 shares pursuant to the exercise of the underwriters’ option), at a price to the public of $17.00 per share. The Company received net proceeds of approximately $107.1 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $2.9 million. Upon the completion of the IPO, all 6,687,475 shares of Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued cumulative dividends on Series A convertible preferred stock of $2.5 million.

Forward Stock Split

On April 16, 2021, in connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to implement a 1.3375-for-1 forward stock split (the “Forward Stock Split”), effective on April 16, 2021, whereby each 1.0 share of Class A common stock issued and outstanding was reclassified as 1.3375 shares of Class A common stock and each 1.0 share of Series A convertible preferred stock (each a “Preferred Share”) issued and outstanding was reclassified as 1.3375 Preferred Shares. In connection with the Forward Stock Split, the total number of shares of all classes of stock which the Company is authorized to issue was adjusted to 73,562,500, divided into 66,875,000 shares of Class A common stock and 6,687,500 Preferred Shares. There was no adjustment to the par value of $0.001 per share. All share and per share amounts in the accompanying financial statements for the prior period have been retroactively adjusted to reflect the Forward Stock Split. In lieu of issuing fractional shares in connection with the Forward Stock Split, the Company is obligated to pay cash in an amount equal to the fair value of such fractional shares (as determined in good faith by the Company’s Board of Directors ).

Coronavirus Pandemic

The Company’s operations have been impacted by the coronavirus (“COVID-19”) pandemic beginning in 2020. In response to COVID-19, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential” to close and requiring elective procedures to be delayed. The Company’s revenue growth was adversely impacted, particularly by the restrictions on elective procedures, from March 2020 through May 2020, when such restrictions were largely eased. There is still uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the United States and international economies, especially as variants of the virus are spreading. While the Company has experienced revenue growth during the pandemic, if states implement shelter-in-place rules again, the Company may be required to adjust its forecasted revenues and operating results.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the final prospectus filed with SEC dated April 22, 2021 in connection with the Company’s IPO.

The unaudited condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2021.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Significant estimates and assumptions include reserves and write-downs related to accounts receivable, inventories, the recoverability of long term assets, valuation of equity instruments, valuation of common stock, stock-based compensation, deferred tax assets and related valuation allowances and impact of contingencies.

Property and Equipment, Net

Property and equipment is recorded at cost. Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives of the related assets as follows:

Years
Furniture, fixtures and equipment	7
Machinery and equipment	3
Capitalized surgical instruments	3
Computer equipment	3
Leasehold improvements	5 or lease term, whichever is shorter
Software	3

Beginning January 1, 2021, the Company adjusted the useful life of its capitalized instruments from 18 months to 36 months. The change in useful life was made as a prospective adjustment and resulted in a decrease of depreciation expense of less than $0.1 million during the three months ended March 31, 2021 and no impact on earnings per share. The change in useful life is expected to reduce depreciation expense by $0.2 million per year.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of designing, manufacturing, and marketing medical devices for physicians, surgeons, ambulatory surgery centers and hospitals. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance. All long-lived assets are maintained in the United States.

Concentration of Credit Risk

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. Sales of the Lapiplasty System and ancillary products accounted for the Company’s revenue for the three months ended March 31, 2021 and 2020. No single customer accounted for more than 10% of revenue for the three months ended March 31, 2021 and 2020. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers and independent sales agents. At March 31, 2021 and December 31, 2020, no customer accounted for more than 10% of accounts receivable or revenue.

Accounts Receivable and Allowances

Accounts receivable are generally from hospitals and ambulatory surgery centers and are stated at amounts billed less allowances for doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when the Company deems individual balances are no longer collectible. As of March 31, 2021 and December 31, 2020, accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million and $0.4 million respectively. For the three months ended March 31, 2021 and 2020, the Company recorded a recovery (provision) for bad debts of $0.1 million and $(0.1) million, respectively.

Inventories

Inventories consist primarily of surgical kits and components as finished goods and are stated at the lower of cost or net realizable value. Cost is determined based on an average cost method which approximates the first-in, first-out basis and includes primarily outsourced manufacturing costs and direct manufacturing overhead costs.

The Company reviews inventory for obsolescence and writes down inventory, as necessary. For the three months ended March 31, 2021 and 2020, the Company recorded a recovery (provision) of less than $0.1 million and $(0.1) million for obsolete inventory to cost of goods sold.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, are capitalized and recorded on the balance sheet. The deferred offering costs are offset against the proceeds received upon the closing of the IPO. As of March 31, 2021 and December 31, 2020, $1.1 million and $0.2 million of deferred offering costs were recorded on the condensed balance sheets. During the three months ended March 31, 2021 and 2020, the Company did not write off any deferred offering costs.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. These ASUs (collectively the “new leasing standard”) requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840, Leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. The new standard is effective for the Company for fiscal years beginning after December 15, 2021 and early application is permitted. The Company is classified as an emerging growth company (“EGC”) as of March 31, 2021 and December 31, 2020 and has decided to take advantage of the extended transition period granted to EGCs for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. The Company is currently assessing the impact that this standard may have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance will require financial instruments to be measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company is currently evaluating the impact of the new standard on its financial statements.

4. Fair Value Measurements

Assets and liabilities recorded at fair value in the condensed financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3—Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$15,347	$—	$—	$15,347

Total	$15,347	$—	$—	$15,347

Liabilities:
Derivative liability	$—	$—	$245	$245

Total	$—	$—	$245	$245

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$17,577	$—	$—	$17,577

Total	$17,577	$—	$—	$17,577

Liabilities:
Derivative liability	$—	$—	$245	$245

Total	$—	$—	$245	$245

(1)	Money market funds are included in cash and cash equivalents in the balance sheets as of March 31, 2021 and December 31, 2020.

As discussed in Note 6, in July 2020, the Company entered into a non-revolving term loan facility (the “CRG Term Loan Facility”) with CR Group LP (“CRG”) and accounted for embedded features in the agreement as a derivative liability with an initial fair value of $0.2 million. The derivative liability was accounted for at fair value using the income approach and inputs consisting of (a) the probability of events occurring that trigger an event of default of the Company’s term loans under the CRG Term Loan Facility, ranging from 1% to 2%, (b) the prepayment premium payable upon early redemption, and (c) additional interest payable upon an event of default. There were no adjustments to the fair value of the derivative liability recognized in net loss for the three months ended March 31, 2021.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash	$871	$502
Cash equivalents:
Money market funds	15,347	17,577

Total cash and cash equivalents	$16,218	$18,079

Property and equipment, net

The company’s property and equipment, net considered of the following (in thousands):

	March 31, 2021	December 31, 2020
Furniture and fixtures, and equipment	$131	$131
Construction in Progress	5	—
Machinery and equipment	265	226
Capitalized surgical instruments	2,614	2,652
Computer equipment	153	150
Leasehold improvements	187	168
Software	138	138

Total property and equipment	3,493	3,465
Less: accumulated depreciation and amortization	(2,564)	(2,636)

Property and equipment, net	$929	$829

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

Depreciation and amortization expense on property and equipment was $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020.

Accrued liabilities

Accrued other liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued expenses	$1,277	$565
Accrued royalties expenses	809	1,032
Other	735	251

Total accrued liabilities	$2,821	$1,848

6. Long Term Debt

Silicon Valley Bank

On December 31, 2019, the Company entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank (“SVB”). The Second Amendment represents a modification to the First Amendment to the Loan and Security (the “First Amendment”) dated February 14, 2019 and the Loan and Security Agreement (the “LSA”) dated April 18, 2018. The LSA, First Amendment, and Second Amendment (collectively the “SVB Credit Facility”) is secured by substantially all the assets of the Company (excluding intellectual property) and matures August 3, 2024.

The SVB Credit Facility provides for up to $25.0 million in term loans and up to $5.0 million in a revolving line of credit. The term loans are structured in three tranches. The Company received the proceeds from tranche 1 of $10.0 million upon execution of the First Amendment. The Company received the proceeds from tranche 2 of $10.0 million upon execution of the Second Amendment. Access to tranche 3 of remaining $5.0 million was subject to achievement of a revenue milestone prior to December 31, 2020. The term loans are interest only through August 1, 2021 with amortization of the principal balance beginning September 1, 2021 through the Maturity Date. The interest only period can be extended through February 1, 2022 based on achievement of the milestone and the funding of tranche 3.

The term loans accrue interest at a floating per annum rate equal to the greater of (i) prime rate plus 2.25% as published in the money rates section of the Wall Street Journal, or (ii) seven and one-half percent (7.5%) for tranche 1 and 2 and seven percent (7.0%) for tranche 3. Interest on the term loans is payable monthly in arrears. Under the terms of the SVB Credit Facility, the Company is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting the Company’s ability to incur certain additional indebtedness, create certain liens, and make certain distributions and investments without the lender’s consent.

Availability under the revolving line of credit is subject to a formula based on, among other things, eligible accounts receivable. Borrowings on the line of credit bear interest at a floating rate per annum equal to 1.00% above the prime rate as published from time to time in the money rates section of the Wall Street Journal.

Under the terms of the SVB Credit Facility, the Company granted SVB first priority liens and security interests in substantially all of the Company’s assets (excluding its intellectual property but including any proceeds and rights to payments associated with our intellectual property) as collateral. The SVB Credit Facility also contains certain representations and warranties, indemnification provisions in favor of SVB, affirmative and negative covenants (including, among other things, requirements that the Company maintain a minimum amount of liquidity and achieve minimum revenue targets, limitations on other indebtedness, liens, acquisitions, investments and dividends and requirements relating to financial reporting, sales and leasebacks, insurance and protection of the Company’s intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency).

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

The Company issued warrants in connection with the SVB Credit Facility that gives the lender the right to purchase up to 713,330 shares of the Company’s Class A common stock (see Note 9 and Note 12). The Company valued the warrants based upon the probability-weighted expected return method and option pricing model using the Black-Scholes option pricing model and accounted for the warrants as debt discount and additional paid in capital on the balance sheets. The Company paid issuance costs in connection with the SVB Credit Facility of $0.3 million which were recorded as a reduction of debt. The debt discount and debt issuance costs are amortized over the term of the debt using the effective interest method and included within interest expense on the statement of operations.

On August 3, 2020, the Company entered into the Third Amendment to the LSA (the “Third Amendment”) with SVB. The Third Amendment, which represents a modification to the Second Amendment, terminates tranche 3 of the term loans, increases the revolving line of credit from $5.0 million to $10.0 million, and extends the maturity date to August 3, 2024. In addition, the Third Amendment modifies the interest rate on the revolving line of credit to the greater of (a) 1.00% above the prime rate as published from time to time in the money rates section of the Wall Street Journal and (b) 5.00%, and includes a termination fee to be an amount of 1.00% of the revolving line of credit if the termination occurs before the second anniversary of the closing of the Third Amendment. Proceeds received from the CRG Term Loan Facility were used to repay the $20.0 million in term loans outstanding under the Second Amendment to the LSA (described below). As of December 31, 2020, the Company had $10.0 million in available borrowings on the line of credit and was in compliance with all covenants under the SVB Credit Facility.

The Company did not have any balances outstanding under the revolving line of credit as of March 31, 2021 and December 31, 2020.

CRG Term Loan Facility

On July 31, 2020, the Company entered into the “CRG Term Loan Facility to obtain up to $50.0 million in financing over three tranches to be advanced no later than December 31, 2021. Principal amounts totaling $30 million were borrowed through December 31, 2020 and are currently outstanding. The CRG Term Loan Facility matures on June 30, 2025, and the Company can elect to make quarterly interest-only payments or to pay interest in-kind through December 31, 2020. The Company is not required to make any principal payments until the maturity of the CRG Term Loan Facility and all outstanding principal and accrued interest are due upon the maturity of the CRG Term Loan Facility. Interest under the CRG Term Loan Facility is applied to outstanding principal and accrued interest at a rate of 13.00% per annum. In an event of default occurs, interest under the CRG Term Loan Facility will increase by 4.00%. If the Company repays the CRG Term Loan Facility within one year of the borrowing date, the Company is required to pay a premium of 20.00% of the aggregated outstanding principal amount of the loans that is repaid. If the Company repays the CRG Term Loan Facility between one and two years from the borrowing date, it is required to pay a premium of 11.00% of the aggregated outstanding principal amount of the loans that is repaid. The CRG Term Loan Facility does not require a prepayment premium for loans being prepaid on the prepayment date that is longer than two years from the initial borrowing date.

Under the terms of the CRG Term Loan Facility, the Company granted CRG first priority liens and security interests in substantially all of the Company’s assets as collateral (including the Company’s intellectual property), provided that the priority of such liens are subject to an intercreditor agreement between CRG and SVB. The CRG Term Loan Facility also contains certain representations and warranties, indemnification provisions in favor of CRG, affirmative and negative covenants (including, among other things, requirements that the Company maintain a minimum amount of liquidity and achieve minimum revenue targets, comply with limitations on other indebtedness, liens, acquisitions, investments and dividends and requirements relating to financial reporting, sales and leasebacks, insurance and protection of the Company’s intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency).

The Company paid $0.5 million in fees to CRG and $0.2 million in fees to third parties in connection with the CRG Term Loan Facility. The fees were recorded as debt issuance costs and classified as contra-debt. In addition, the Company recognized $0.2 million as debt discount on borrowings under the CRG Term Loan Facility due to embedded features contained in the agreement which resulted in a derivative liability. Debt issuance costs and debt discount are amortized to interest expense using the effective interest method.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

As of March 31, 2021 and December 31, 2020, the balance outstanding under the CRG Term Loan Facility, net of debt issuance costs and debt discount, was $29.2 million and $29.2 million, respectively.

PPP Loan

The Company applied for and received a $1.8 million loan (the “PPP Loan”) under the Paycheck Protection Program ( the “PPP”) under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note, dated April 22, 2020, between the Company and SVB as the lender, matures on April 22, 2022 and accrued interest at a fixed rate of 1% per annum, and was payable monthly on the date that is the latter of (i) the date that is the 10th month after the end of the PPP Loan covered period. The Company repaid $1.8 million borrowed under the PPP Loan in March 2021.

The Company’s debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Revolving line of credit
SVB Credit Facility	$—	$—
Term loans
CRG Term Loan Facility	30,000	30,000
PPP Loan	—	1,788

Total term loans	30,000	31,788
Less: debt discount and issuance costs	(767)	(811)

Total debt	29,233	30,977

Short-term debt	—	1,788

Long-term debt	$29,233	$29,189

As of March 31, 2021, future payments under term loan, including interest only payments and the final payment, were as follows (in thousands):

Fiscal Year
2021 (remaining)	$—
2022	—
2023	—
2024	—
2025	30,000

Total principal payments	30,000
Less: Unamortized debt discount and debt issuance costs	(767)

Total short-term and long-term debt	$29,233

During the three months ended March 31, 2021 and 2020, the Company recorded $1.0 million and $0.4 million, respectively, in interest expense related to the borrowings under the SVB Credit Facility and CRG Credit Facility. During the three months ended March 31, 2021 and 2020, amortization of the debt discount was immaterial.

7. Commitments and Contingencies

Operating Lease

The Company has commitments for future payments related to its lease of office space located in Ponte Vedra, Florida. The Company leases its office space under an operating lease agreement expiring in 2026. Lease payments comprise of the base rent stated in the lease plus operating costs which include taxes, insurance and common area maintenance.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

In November of 2019 the Company amended the lease agreement to include additional space of the second floor of their existing building. In March 2021, the Company again amended the lease agreement to further expand the Company’s office space and extend the lease expiration date to five years from the commencement of the Company’s leasing of the expanded premises. The amended lease will commence at the later of May 1, 2021 or on the tenth day after delivery of the premises to the Company and the new rent is reflected as such in the minimum rental obligation schedule below.

The future minimum rental obligations required under non-cancelable leases at March 31, 2021 were as follows (in thousands):

Fiscal Year
2021 (remaining)	$637
2022	899
2023	725
2024	746
2025 and thereafter	847

Total minimum lease payments	$3,854

Total rent expense was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020.

License and Royalty Commitments

The Company has entered into product development and fee for service agreements with members of its Surgeon Advisory Board that specify the terms under which the member is compensated for his or her consulting services and grants the Company rights to the intellectual property created by the member in the course of such services. As products are commercialized with the assistance of members of the Surgeon Advisory Board, the Company may agree to enter into royalty agreement if the member’s contributions to the product are novel, significant and innovative.

As of March 31, 2021 and December 31, 2020, the Company has royalty agreements with certain members of its Surgeon Advisory Board providing for royalties based on each individual’s level of contribution. Each royalty agreement: (i) confirms the irrevocable transfer to the Company of all pertinent intellectual property rights; (ii) sets the applicable royalty rate; (iii) sets the period of time during which royalties are payable; (iv) is for a term of three years, renewable by the parties, and may be terminated by either party on 90 days’ notice for convenience (provided that if terminated by the Company for convenience the obligation to pay royalties is not affected); and (v) prohibits the payment of royalties on products sold to entities and/or individuals with whom the surgeon advisor or any other surgeon advisor entitled to royalties is affiliated. Each of the royalty agreements may be subsequently amended to add the license of additional intellectual property covering new products, and as a result, multiple royalty rates and duration of royalty payments may be included in one royalty agreement.

As of March 31, 2021 and December 31, 2020, the Company’s royalty agreements provide for (i) royalty payments for 10 years from first commercial sale of the relevant product and (ii) a royalty rate for each such agreement ranging from 0.5% to 3% of net sales for the particular product to which the surgeon contributed.

The Company recognized royalties’ expense of $0.8 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, resulting in an aggregate royalty rate of 4.3% and 4.4% for the three months ended March 31, 2021 and 2020, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable.

8. Income Taxes

The Company has not recorded an income tax provision for the three months ended March 31, 2021 and 2020 due to its operating losses. All losses before income taxes were generated in the United States.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the Company’s history of net losses, the deferred tax assets have been fully offset by full valuation allowance of $4.9 million and $5.5 million as of March 31, 2021 and December 31, 2020, respectively. The Company’s change in the deferred tax asset valuation allowance for the three months ended March 31, 2021 and 2020, were approximately $0.5 million and $0.9 million, respectively.

The Company had unused federal and state net operating loss carryforwards of approximately $12.0 million and $11.5 million, respectively as of March 31, 2021, and federal and state net operating loss carryforwards of approximately $14.6 million and $9.5 million, respectively, as of December 31, 2020. The net operating loss carryforwards begin to expire in 2034 and research and development tax credit carryforwards of $0.5 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively, begin to expire in 2037.

The federal and state net operating loss carryforwards and credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code and similar provisions under state law. The Tax Reform Act contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company may have previously experienced, and may in the future experience, one or more Section 382 “ownership changes,” including in connection with the IPO. If so, the Company may lose some or all of the tax benefits of its carryforwards and credits. Based on our analysis as of March 31, 2021, we have determined that we do not expect these limitations to impair our ability to use our net operating losses prior to expiration.

The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 25.5% for each of the three months ended March 31, 2021 and 2020. The Company’s effective tax rate for the three months ended March 31, 2021 was based on best estimates, which may fluctuate through the remainder of the year due to the volatility and uncertainty of global economic conditions in connection with the COVID-19 pandemic.

9. Stockholders’ Equity

Convertible Preferred Stock

Under the Company’s Amended and Restated Certificate of Incorporation in effect immediately before completion of the IPO, the Company was authorized to issue up to 6,687,500 Preferred Shares, with 6,687,475 shares issued and outstanding as of March 31, 2021 and December 31, 2020.

Dividends—Dividends on the Preferred Shares accrued at the rate of 8% per annum on the original issue price and holders of the Preferred Shares have general preference rights with respect to dividends and distributions to holders of Common Stock. Accrued dividends may be paid in cash or, at the election of the Company’s Board of Directors, paid in kind by issuing Class A Common Stock at the then per share value as determined by an independent appraiser.

At March 31, 2021 and December 31, 2020, the Company had accumulated, undeclared and unpaid Preferred Shares dividend of $2.5 million and $2.3 million, respectively, which may be paid from available cash or in Class A Common Stock.

Voting Rights—Holders of the Preferred Shares were entitled to vote with holders of Class A Common Stock equal to the number of shares of Class A Common Stock into which the Preferred Shares were convertible.

Conversion—Each Preferred Share was convertible, at the option of the holder at any time after the date of issuance and upon a deemed liquidation event, as defined in the Certificate of Incorporation, into the number of fully paid and non-assessable shares of Class A Common Stock as determined by dividing the original issue price per share of the Preferred Shares by the conversion price per share in effect at the time of conversion. The original conversion price per Preferred Share was the original issue price, and was subject to adjustment, as described in the Company’s Amended and Restated Certificate of Incorporation in effect immediately before completion of the IPO.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

In addition, upon conversion, the Company was required to pay all accrued and unpaid dividends on such converted Preferred Shares (i) in cash, or (ii) upon the election of the Company’s Board of Directors or the holders of Preferred Shares to receive payment of the dividends in kind, by issuing the holder additional shares of Class A Common Stock equal to the quotient of the accrued and unpaid dividends on the Preferred Shares with respect to the converted shares, divided by the most recent per share value, as determined by an independent appraiser. The Amended and Restated Certificate of Incorporation in effect immediately before the Company’s IPO incorporated a provision whereby any accrued but unpaid dividends on the Preferred Shares automatically converted into common stock upon the Company’s initial public offering, with April 16, 2021 being the date used for the purpose of calculating such accrued and unpaid dividends.

Common Stock

As of March 31, 2021 and December 31, 2020, the Company was authorized to issue up to 50,000,000 Class A Common Stock voting shares (which was adjusted to 66,875,000 shares with the Forward Stock Split) and 1,000,000 Class B Common Stock non-voting shares.

Shares Reserved for Future Issuance

As of March 31, 2021 and December 31, 2020, the Company had reserved shares of common stock for future issuances as follows:

	March 31, 2021	December 31, 2020
Series A convertible preferred stock outstanding	6,687,475	6,687,475
Warrants to purchase Class A common stock	713,330	713,330
Common stock options issued and outstanding	7,897,688	8,081,828
Estimated preferred share conversion for dividends in kind	146,803	334,316
Class A common stock available for future issuance	13,372,288	13,691,186
Class B common stock available for future issuance	1,000,000	1,000,000

Total	29,817,584	30,508,135

Stock Option Plan

The Company has approved the 2014 Stock Plan (the “Stock Plan”), to allow for the issuance of stock purchase rights and to grant options to purchase Class A Common Stock to employees, directors and consultants. Stock options shall have a term of no more than ten years from the date of grant and vest in equal installments over a maximum of five years. At March 31, 2021, the Stock Plan is authorized to grant awards for up to 10,700,000 shares of Class A Common Stock which may include incentive stock options, non-statutory stock options, or stock purchase rights.

Activity under the Stock Plans is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price
Balance, December 31, 2020	1,800,000	8,081,828	6.86	$1.82
Options granted	(511,594)	511,594		$7.03
Options exercised	—	(690,551)		$0.82
Options canceled	5,183	(5,183)		$1.35

Balance, March 31, 2021	1,293,589	7,897,688	6.97	$2.24

Options vested and expected to vest at March 31, 2021		6,813,429	6.65	$1.85

Options vested and exercisable at March 31, 2021		4,446,820	5.79	$1.02

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $5.4 million and $0.2 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of year-end. Aggregate intrinsic values of options outstanding, options vested and expected to vest and options exercisable were $83.1 million, $74.4 million and $52.3 million as of March 31, 2021, respectively.

Stock-Based Compensation

During the three months ended March 31, 2021 and 2020, the Company granted stock options to employees to purchase an aggregate of 511,594 and 484,476 shares respectively, of the Company’s common stock. The weighted-average grant date fair value of the employee stock options granted during the three months ended March 31, 2021 and 2020 were $3.78 and $1.70 per share, respectively.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the grant dates with the following weighted-average assumptions for options granted during the three months ended March 31, 2021 and 2020:

	March 31,
	2021	2020
Expected term (in years)	1.97 – 2.16 years	2.7 – 3.3 years
Expected volatility	54.41% - 55.60%	37.09% –51.29%
Risk-free interest rate	0.07% - 0.09%	0.18% -1.53%
Expected dividend yield	0.00%	0.00%

Expected Term

The expected term represents the period that the stock options are expected to remain outstanding. The Company determined the expected term based upon the probabilities of the anticipated timing of potential liquidity events.

Expected Volatility

The expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the options as the Company has no trading history to determine the volatility of its common stock. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate

The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Yield

The expected dividend yield is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

Fair Value of Common Stock

The fair value of the Company’s common stock is determined by the Board of Directors with assistance from Management and, in part, on input from an independent third-party valuation firm. The Board of Directors determines the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, probabilities of anticipated timing of potential liquidity events, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

Stock-Based Compensation Expense

Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	March 31,
	2021	2020
Sales and marketing expenses	$147	$95
Research and development expenses	63	49
General and administrative expenses	192	65

Total	$402	$209

As of March 31, 2021 and December 31, 2020, there was $5.5 million and $4.1 million, respectively, of unrecognized stock-based compensation expense related to unvested common stock options, which the Company expects to recognize over a weighted-average period of 3.2 years and 3.0 years, respectively. The total grant date fair value of shares vested during the three months ended March 31, 2021 and 2020 were $0.5 million and $0.4 million, respectively.

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted- average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2021 and 2020, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	March 31,
	2021	2020
Numerator
Net loss	$(2,432)	$(1,607)
Adjust: Convertible preferred stock cumulative and undeclared dividends	(158)	(158)

Net loss attributable to common stockholders	(2,590)	$(1,765)
Denominator
Weighted-average common stock outstanding, basic and diluted	37,854,687	37,052,294

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.05)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	March 31, 2021	December 31, 2020
Series A convertible preferred stock outstanding	6,687,475	6,687,475
Warrants to purchase Class A common stock	713,330	713,330
Common stock option issued and outstanding	7,897,688	8,081,828

Total	15,298,493	15,482,633

12. Subsequent Events

The Company evaluated subsequent events through May 25, 2021, the date on which the accompanying condensed financial statements were issued.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

Shares Authorized

On April 16, 2021, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State that implemented the Forward Stock Split, effective on April 16, 2021, whereby each 1.0 share of Class A common stock issued and outstanding was reclassified as 1.3375 shares of Class A common stock and each 1.0 Preferred Share issued and outstanding was reclassified as 1.3375 Preferred Shares. The total number of shares of all classes of stock which the Company is authorized to issue was adjusted to 73,562,500, divided into 66,875,000 shares of Class A common stock and 6,687,500 Preferred Shares. There was no adjustment to the par value of $0.001 per share. All share and per share amounts in the accompanying condensed financial statements for the prior period have been retroactively adjusted to reflect the Forward Stock Split.

On April 27, 2021, the Company filed its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware and its Amended and Restated Bylaws became effective in connection with the closing of the Company’s IPO. The Amended and Restated Certificate of Incorporation authorized 300,000,000 shares of common stock, deleted all references to the various series of preferred stock that were previously authorized and created 5,000,000 shares of undesignated preferred stock with terms to be set by the Board of Directors.

Adoption of 2021 Equity Award Plan

In April 2021, the Company’s Board of Directors and stockholders approved the 2021 Equity Award Plan (“2021 Plan”). The Company has initially reserved 5,046,278 shares of common stock for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Plan will be increased by (i) the number of shares represented by awards outstanding under the Stock Plan (“Prior Plan Awards”) that become available for issuance under the counting provisions described below following the effective date and (ii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5.0% of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 37,847,090 shares of stock may be issued upon the exercise of incentive stock options.

Adoption of Employee Share Purchase Plan

In April 2021, the Company’s Board of Directors and stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) which the Company does not expect to activate for participation during 2021. The Company has initially reserved 504,627 shares of common stock for purchase under the ESPP. Each offering to the employees to purchase stock under the ESPP will begin on a date to be determined by the Company’s Compensation Committee and will end no later than six months thereafter. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion.

Exercise of Warrants

On April 28, 2021, the holders of warrants to purchase 713,330 shares of the Company’s common stock issued in connection with the SVB Credit Facility notified the Company that they had elected to exercise their warrants in a cashless net exercise using the closing price of the Company’s common stock on the prior business day (April 27, 2021) of $31.27 as permitted by the warrant agreement. The exercise price of the warrants was $4.0224. Accordingly, the transaction resulted in 621,570 shares of the Company’s common stock being issued to the warrant holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes thereto included in this Quarterly Report and our audited financial statements and related notes thereto for the year ended December 31, 2020, included in our prospectus dated April 22, 2021 filed with the U.S. Securities and Exchange Commission, pursuant to Rule 424(b)(4) under the Securities Act (the “Prospectus”). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Prospectus in the section titled “Risk Factors.” Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a commercial-stage orthopaedic medical device company driving a paradigm shift in the surgical treatment of Hallux Valgus (commonly known as bunions). We have pioneered our proprietary Lapiplasty® 3D Bunion Correction System™ (the “Lapiplasty System”) —a combination of novel instruments, implants and surgical methods (the “Lapiplasty Procedure”) designed to improve the inconsistent clinical outcomes of traditional approaches to bunion surgery. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional (3D) misalignment in the foot’s anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional (2D) perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our mission is to be the leader in the surgical treatment of bunions by establishing the Lapiplasty System as the standard of care.

We were formed in 2013 and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 28,000 Lapiplasty Procedure Kits in the United States. The Lapiplasty System is comprised of single-use implant kits (“Lapiplasty Procedure Kits”) and reusable instrument trays. We market and sell our Lapiplasty System to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agents across territories in the United States. As of March 31, 2021, we had 43 direct sales representatives, ten regional sales vice presidents who are responsible for managing the sales representatives and 51 independent sales agents. For the three months ended March 31, 2021, employee sales representatives generated approximately 44% of revenues while approximately 56% of revenues came through independent sales agents.

For the three months ended March 31, 2021, we generated revenue of $18.7 million, with a gross margin of 82.2% and net loss of $2.4 million, compared to revenue of $11.3 million, with a gross margin of 78.8% and net loss of $1.6 million for the three months ended March 31, 2020.

On April 27, 2021, we completed our initial public offering (“IPO”) of 12,937,500 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. As part of the IPO, 6,953,125 shares of common stock were issued and sold by us (inclusive of 703,125 shares pursuant to the exercise of the underwriters’ option) and 5,984,375 shares of common stock were sold by the selling stockholders named in the Prospectus (inclusive of 984,375 shares pursuant to the exercise of the underwriters’ option), at a price to the public of $17.00 per share. We received net proceeds of approximately $107.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $2.9 million. Upon the completion of the IPO, all 6,687,475 shares of Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued cumulative dividends on Series A convertible preferred stock of $2.5 million.

Before our IPO, our primary sources of capital have been private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As of March 31, 2021, we had cash and cash equivalents of $16.2 million, an accumulated deficit of $23.8 million and $30.0 million of principal outstanding under our term loan agreement. Giving effect to the net proceeds received from our IPO, we had cash and cash equivalents of $123.2 million as of March 31, 2021.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and in response to COVID-19 at that time, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential” to close and requiring elective procedures to be delayed. These restrictions began to adversely affect our revenue growth and operating results during the first quarter of 2020. Restrictions on elective surgery were no longer in effect during the first quarter of 2021. While we are encouraged by our results since restrictions were eased at the end of the second quarter of 2020 and with the introduction of vaccines in early 2021, we are aware that the actual and perceived impact of COVID-19 is changing and cannot be predicted. As a result, we cannot assure you that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our products, and we expect the pandemic could continue to negatively impact our business, financial condition and results of operations.

Key Business Metric

We regularly review a number of operating and financial metrics, including the number of Lapiplasty Procedure Kits sold, the number of active surgeons using the Lapiplasty System and utilization rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The number of Lapiplasty Procedure Kits sold increased 60% from 2,187 for the three months ended March 31, 2020 to 3,503 for the three months ended March 31, 2021. The number of active surgeons increased 30% from 1,044 to 1,354 over the same period. We define the number of active surgeons as the number of surgeons that performed at least one procedure using the Lapiplasty System in the trailing twelve-month period.

We believe that the number of Lapiplasty Procedure Kits sold, number of active surgeons using the Lapiplasty System and utilization rate are useful indicators of our ability to drive adoption of the Lapiplasty System and generate revenue and are helpful in tracking the progress of our business. While we believe these metrics are representative of our current business, we anticipate these metrics may be substituted for additional or different metrics as our business grows.

Factors Affecting Our Business

We believe that our financial performance has been and in the foreseeable future, will continue to depend on many factors, including COVID-19 as described above, those described below, those noted in the section titled “Special Note Regarding Forward-Looking Statements” and in the section of our Prospectus titled “Risk Factors.”

Adoption of the Lapiplasty System

The growth of our business depends on our ability to gain broader acceptance of the Lapiplasty System by successfully marketing and distributing the Lapiplasty System and ancillary products. We currently have approval at over 1,000 facilities across the United States and plan to continue to increase access by convincing even more surgeons and facility administrators that our products are superior alternatives to traditional products used in bunion surgical procedures. While surgeon adoption of the Lapiplasty Procedure remains critical to driving procedure growth, hospital and ambulatory surgery center facility approvals are necessary for both existing and future surgeon customers to access our products. To facilitate greater access to our products and drive future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with the Lapiplasty System, supported by our robust portfolio of clinical data. If we are unable to successfully commercialize our Lapiplasty System, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt. If we are unable to raise adequate additional capital, we will be unable to maintain our commercialization efforts and our revenues could decline.

Investments in Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business. In sales and marketing, we are also dedicating meaningful resources to expand our sales force and management team in the United States. We are hiring additional direct sales representatives and employee field sales management to strategically access more regions with high densities of prospective patients and by focusing the efforts of our independent sales channel on our products. In research and development, our team and our Surgeon Advisory Board are continually working on next-generation innovations of the Lapiplasty System and related products. In addition to expanding our Lapiplasty offerings with products like the Lapiplasty Mini-Incision System, we are continually exploring opportunities to advance our core Lapiplasty System instrumentation and implants to further improve surgical efficiency, enhance reproducibility of outcomes and speed surgical recovery for patients. We are also pursuing the development and potential commercialization, if cleared, of new products to address ancillary surgical procedures performed routinely in connection with the Lapiplasty Procedure. Moreover, in general and administrative, we expect to continue to hire personnel and expand our infrastructure to both drive and support our anticipated growth and operations as a public company. Accordingly, in the near term, we expect these activities to increase our net losses, but in the longer term we anticipate they will positively impact our business and results of operations.

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 40% of full year revenues, and lower sales volumes in the first calendar quarter. Our sales volumes in the fourth calendar quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in the first calendar quarter also tend to be lower as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. The orthopaedic industry traditionally experiences lower sales volumes in the third quarter than throughout the rest of the year as elective procedures generally decline during the summer months. Although we follow orthopaedic industry trends generally, to date our third quarter sales volumes have not been lower than other quarters, but we may experience relatively lower sales volumes during third quarters in the future.

Coverage and Reimbursement

Hospitals, ambulatory surgery centers and surgeons that purchase or use our products generally rely on third-party payors to reimburse for all or part of the costs and fees associated with procedures using our products. As a result, sales of our products depend, in part, on the extent to which the procedures using our products are covered by third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Based on historical claims data from 2017, approximately 63% of Lapidus cases and 60% of all bunion surgical cases were paid by private payors.

Medicare payment rates to hospital outpatient departments are set under the Medicare hospital outpatient prospective payment system, which groups clinically similar hospital outpatient procedures and services with similar costs to ambulatory payment classifications (APCs). Each APC is assigned a single lump sum payment rate, which includes payment for the primary procedure as well as any integral, ancillary, and adjunctive services. The primary CPT codes for the Lapiplasty Procedure, CPT 28297 and CPT 28740, are grouped together under APC 5114. For Lapiplasty Procedures in which fusion is performed on multiple TMT joints, CPT 28730 applies and is classified under APC 5115.

Components of Our Results of Operations

Revenue

We currently derive all of our revenue from the sale of our proprietary Lapiplasty System, and to a lesser extent ancillary products. The Lapiplasty System is comprised of single-use implant kits and reusable instrument trays. We sell the Lapiplasty System to physicians, surgeons, hospitals and ambulatory surgery centers in the United States through a network of independent agents and employee sales representatives. Our primary product is the Lapiplasty System, which is an instrumented, reproducible approach to 3D bunion correction that helps patients rapidly return to weight-bearing in a post-operative boot. We also offer other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2021. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our sales territories, new accounts and trained physician base and as existing physician customers perform more Lapiplasty Procedures, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality.

Cost of Goods Sold

Cost of goods sold consists primarily of costs related to manufacturing costs for the purchase of our Lapiplasty System products from third-party manufacturers. Direct costs from our third-party manufacturers includes costs for raw materials plus the markup for the assembly of the components. Cost of goods sold also includes royalties, allocated overhead for indirect labor, depreciation, rent and information technology, certain direct costs such as those incurred for shipping our products and personnel costs. We expense all inventory provisions for excess and obsolete inventories as cost of goods sold.

We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect our cost of goods sold to increase in absolute dollars in the foreseeable future to the extent more of our products are sold, though it may fluctuate from quarter to quarter.

Gross Profit and Gross Margin

We calculate gross profit as revenue less cost of goods sold, and gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, production and ordering volumes, change in mix of customers, third-party manufacturing costs and cost-reduction strategies. We expect our gross profit to increase in the foreseeable future as our revenue grows, though our gross margin may fluctuate from quarter to quarter due to changes in average selling prices as we introduce new products, and as we adopt new manufacturing processes and technologies.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, sales commissions and stock-based compensation, related to selling and marketing functions, physician education programs, training, travel expenses, marketing initiatives including our direct-to-patient outreach program and advertising, market research and analysis and conferences and trade shows. We expect sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth, though it may fluctuate from quarter to quarter.

Research and Development

Research and development (R&D) expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, patent costs, and other costs associated with products and technologies that are in development. These expenses include compensation for personnel, including salaries, bonuses, benefits and stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and allocated overhead costs. We expect R&D expenses to continue to increase in absolute dollars in the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products, though it may fluctuate from quarter to quarter due to a variety of factors, including the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

General and Administrative

General and administrative expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits and stock-based compensation, related to finance, information technology, legal and human resource functions, as well as professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars in the foreseeable future as we hire personnel and our expand infrastructure to both drive and support the anticipated growth in our organization and due to additional legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses associated with operating as a public company, though it may fluctuate from quarter to quarter.

Interest and other income, net

Interest income consists of interest received on our money market funds.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount related to outstanding borrowings during the reported periods.

Results of Operations

For the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented below:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(Unaudited) (in thousands)
Revenue	$18,707	$11,256	$7,451	66.2%
Cost of goods sold	3,327	2,389	938	39.3%

Gross profit	15,380	8,867	6,513	73.5%
Operating expenses
Sales and marketing	12,148	7,338	4,810	65.5%
Research and development	1,868	1,433	435	30.4%
General and administrative	2,766	1,295	1,471	113.6%

Total operating expenses	16,782	10,066	6,716	66.7%

Net income (loss) from operations	(2,432)	(1,199)	(203)	16.9%
Interest and other income, net	1	33	(32)	97.0%
Interest expense	(1,031)	(441)	(590)	133.8%

Other expense, net	(1,030)	(408)	(622)	152.5%

Net loss and comprehensive loss	$(2,432)	$(1,607)	$(825)	51.3%

The following shows the quarterly results as a percentage of revenue:

	Mar. 31,	Mar. 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of goods sold	17.8%	21.2%

Gross profit	82.2%	78.8%
Operating expenses
Sales and marketing	64.9%	65.2%
Research and development	10.0%	12.7%
General and administrative	14.8%	11.5%

Total operating expenses	89.7%	89.4%
Net income (loss) from operations	(7.5)%	(10.7)%
Interest and other income (expense), net	0.0%	0.3%
Interest expense	(5.5)%	(3.9)%

Interest and other expense, net	(5.5)%	(3.6)%
Net loss and comprehensive loss	(13.0)%	(14.3)%

Convertible preferred stock cumulative and undeclared dividends	(0.8)%	(1.4)%

Net loss attributable to common stockholders	(13.8)%	(15.7)%

Revenue. Revenue increased $7.5 million, or 66.2%, from $11.3 million during the three months ended March 31, 2020 to $18.7 million during the three months ended March 31, 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold and an expanded customer base.

Cost of Goods Sold Gross Profit and Gross Margin. Cost of goods sold increased $0.9 million, or 39.3%, from $2.4 million during the three months ended March 31, 2020 to $3.3 million during the three months ended March 31, 2021. The increase in cost of goods sold was primarily due to an increase of $0.7 million in direct costs of goods sold due to our increased sales, an increase of $0.3 million in royalty expense and offset by a decrease in provision for inventory obsolescence of $0.1 million. Gross margin increased from 78.8.% during the three months ended March 31, 2020 to 82.2% during the three months ended March 31, 2021 primarily due to the decreased direct costs of goods sold and the decrease in royalties expense per unit sold.

Sales and Marketing Expenses. Sales and marketing expenses increased $4.8 million, or 65.5% from $7.3 million during the three months ended March 31, 2020 to $12.1 million during the three months ended March 31, 2021. The increase in sales and marketing expenses was primarily due to an increase of $2.0 million in professional services primarily for higher commissions from increased sales, an increase of $0.7 million in advertising and marketing-related expenses and an increase of $2.0 million in payroll and payroll-related expenses.

Research and Development Expenses. Research and development expenses increased $0.4 million, or 30.4%, from $1.4 million for the three months ended March 31, 2020, to $1.9 million during the three months ended March 31, 2021. The increase in research and development expenses was due to an increase of $0.2 million in costs related to lab testing and clinical studies and an increase of $0.2 million in healthcare professional expenses.

General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 113.6%, from $1.3 million during the three months ended March 31, 2020 to $2.8 million during the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $0.4 million in professional services primarily related to legal and audit expenses and an increase of $2.4 million in payroll and payroll-related costs as we increased headcount in our business.

Interest and Other Income, Net. The decrease in interest and other income, net during the three months ended March 31, 2021 was primarily due to less interest earned on our money market accounts.

Interest Expense. Interest expense increased $0.6 million from $0.4 million during the three months ended March 31, 2020 to $1.0 million during the three months ended March 31, 2021. The increase in interest expense was primarily due to an increase of $10.0 million in balances outstanding on our term loans and credit facility.

Liquidity and Capital Resources

Overview

Before our IPO, our primary sources of capital have been private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As of March 31, 2021, we had cash and cash equivalents of $16.2 million, an accumulated deficit of $23.8 million and $30.0 million of principal outstanding under our term loan agreement. We repaid $1.8 million in borrowings outstanding from the Paycheck Protection Program (PPP) loan program under the Coronavirus Aid Relief and Economic Recovery Act (CARES Act) (the “PPP Loan”) in March 2021. In July 2020, we entered into the new term loan agreement with CR Group LP (“CRG”) to obtain up to $50.0 million in financing over three tranches. We borrowed $30.0 million under the new facility with CRG and repaid prior existing outstanding debt under our credit facility with Silicon Valley Bank (“SVB”). We also amended our existing credit facility with SVB to increase the revolving line of credit from $5.0 million to $10.0 million. We received net proceeds of $107.1 million from our IPO. We believe that our existing cash and cash equivalents, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for the next 24 months. We may be required or decide to raise additional financing to support further growth of our operations.

Short-Term and Long-Term Obligations

Silicon Valley Bank Loan

On December 31, 2019, we entered into the Second Amendment (“Second Amendment”) to the Loan and Security Agreement (“LSA”) with SVB. The Second Amendment represents a modification to the First Amendment to the LSA dated February 14, 2019 (the First Amendment), and the LSA, dated April 18, 2018. The Second Amendment provides for up to $25.0 million in term loans structured in three tranches and $5.0 million in revolving line of credit. On August 3, 2020, we entered into the Third Amendment to the LSA (the “Third Amendment”), with SVB which terminated the third tranche term loan and increased the revolving line of credit by $5.0 million. The LSA, First Amendment, Second Amendment, and Third Amendment (collectively, the “SVB Credit Facility”), is secured by substantially all of our assets (excluding intellectual property but including any proceeds and rights to payments associated with our intellectual property) and matures August 3, 2024. The SVB Credit Facility incurs interest at the greater of (i) 1.00% above the Prime Rate or (ii) 5.00%, and is subject to a termination fee of 1.00%.

Subsequent to entering into the CRG Term Loan Facility agreement with CRG, we repaid all term loans outstanding under the SVB Credit Facility. As of March 31, 2020, we had $10.0 million of availability to borrow under the revolving line of credit and no borrowings outstanding related to our revolving line of credit.

Under the terms of the SVB Credit Facility, we granted SVB first priority liens and security interests in substantially all of our assets (excluding our intellectual property but including any proceeds and rights to payments associated with our intellectual property) as collateral. The SVB Credit Facility also contains certain representations and warranties, indemnification provisions in favor of SVB, affirmative and negative covenants (including, among other things, requirements that we maintain a minimum amount of liquidity and achieve minimum revenue targets, limitations on other indebtedness, liens, acquisitions, investments and dividends and requirements relating to financial reporting, sales and leasebacks, insurance and protection of our intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral), and events relating to bankruptcy or insolvency. As of March 31, 2021, we were in compliance with all covenants under the SVB Credit Facility.

CRG Term Loan Facility

On July 31, 2020, we entered into a non-revolving term loan facility with CRG (the “CRG Term Loan Facility”), to obtain up to $50.0 million in financing over three tranches to be advanced no later than December 31, 2021. Principal outstanding as of March 31, 2021 was $30 million.

The CRG Term Loan Facility matures on June 30, 2025, and we can elect to make quarterly interest- only payments, to pay 7.50% interest in cash and 5.5% interest in-kind. We are not required to make any principal payments until the maturity of the CRG Term Loan Facility and all outstanding principal and accrued interest are due upon the maturity of the CRG Term Loan Facility. Interest under the CRG Term Loan Facility is applied to outstanding principal and accrued interest at a rate of 13.00% per annum. If an event of default occurs, interest under the CRG Term Loan Facility will increase by 4.00%. If we repay the CRG Term Loan Facility within one year of the applicable borrowing date, we are required to pay a premium of 20.00% of the aggregated outstanding principal amount of the loans that is repaid. If we repay the CRG Term Loan Facility between one and two years from the applicable borrowing date, we are required to pay a premium of 11.00% of the aggregated outstanding principal amount of the loans that is repaid. The CRG Term Loan Facility does not require a prepayment premium for loans being prepaid on the prepayment date that is after two years from the applicable borrowing date.

Under the terms of the CRG Term Loan Facility, we granted CRG first priority liens and security interests in substantially all of our assets as collateral (including our intellectual property), provided that the priority of such liens are subject to an intercreditor agreement between CRG and SVB. The CRG Term Loan Facility also contains certain representations and warranties, indemnification provisions in favor of CRG, affirmative and negative covenants (including, among other things, requirements that we maintain a minimum amount of liquidity and achieve minimum revenue targets, limitations on other indebtedness, liens, acquisitions, investments and dividends and requirements relating to financial reporting, sales and leasebacks, insurance and protection of our intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). As of March 31, 2021, we were in compliance with all covenants under the CRG Term Loan Facility.

PPP Loan

We applied for and received a $1.8 million loan pursuant to the PPP Loan in April 2020 and repaid the PPP Loan in March 2021. The PPP Loan, which was in the form of a promissory note, dated April 22, 2020, between us and SVB as the lender, would have matured on April 22, 2022 and bore interest at a fixed rate of 1% per annum, payable monthly on the date that is the latter of (i) the date that is the 10th month after the end of the PPP Loan covered period and (ii) assuming we have applied for forgiveness within the period described in clause (i), the date on which SBA remits the loan forgiveness amount on the loan to SVB (or notifies such lender that no loan forgiveness is allowed). Under the terms of the PPP Loan, the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, mortgage interest, rent, and utilities. We repaid the $1.8 million borrowed under the PPP Loan in March 2021.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of manufacturing our Lapiplasty System and ancillary products, as well as our sales and marketing and research and development expenses and related personnel costs. We expect our sales and marketing expenses to increase for the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth. We also expect R&D expenses to increase for the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as a result of operating as a public company and also expect to increase the size of our administrative function to support the growth of our business. The timing and amount of our operating expenditures will depend on many factors, including:

•	the scope and timing of our investment in our commercial infrastructure and sales force;

•	the costs of our ongoing commercialization activities including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of the Lapiplasty System;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to implement additional infrastructure and internal systems;

•	the research and development activities we intend to undertake in order to improve the Lapiplasty System;

•	the emergence of competing technologies or other adverse market developments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the impact of the COVID-19 pandemic on our operations and business.

Based upon our current operating plan, we believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, other than percent change)
Net cash (used in) provided by:
Operating activities	$(446)	$(895)	$449	(50.2)%
Investing activities	(196)	(674)	478	(70.9)%
Financing activities	(1,219)	33	(1,252)	3,793.9%

Net decrease in cash and cash equivalents	$(1,861)	$(1,536)	$(325)	21.2%

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 decreased by $0.4 million from the three months ended March 31, 2020 due to greater decrease in operating assets and liabilities of $1.5 million, offset by an increase in net loss of $0.8 million and decrease in noncash charges of $0.3 million. The greater decrease in net operating assets was primarily due to a decrease in inventories of $1.8 million resulting from increased sales during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 and offset by an increase in prepaid expenses and other current assets of $0.5 million resulting from an increase in general prepaid expenses due to our overall growth.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 decreased by $0.5 million from the three months ended March 31, 2020. The decrease was primarily due to lower level of purchases of capitalized surgical instruments for our reusable surgical kits during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Net Cash (Used in) Provided by Financing Activities

Net cash from financing activities during the three months ended March 31, 2021 changed by $1.3 million from the three months ended March 31, 2020. The change in net cash from financing activities was due to repayment of our SBA loan of $1.8 million and offset by an increase in proceeds from the exercise of stock options of $0.5 million.

Surgeon Advisory Board Royalty Agreements

Due to their involvement in some of our early product development and significant inventive contributions thereto, we entered into royalty agreements with certain members of our Surgeon Advisory Board (the “SAB Royalty Agreements”). The SAB Royalty Agreements provide for royalties based on each individual’s level of contribution. We paid aggregate royalties of $0.8 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, resulting in an aggregate royalty rate of 4.3% and 4.4% for the first quarter of 2020 and 2021, respectively. Each of the SAB Royalty Agreements prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Off-Balance Sheet Arrangements

We did not have during the period presented, and we currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

Beginning January 1, 2021, the Company adjusted the useful life of its capitalized instruments from 18 months to 36 months to align with the expected life of the instruments. The change in useful life is expected to reduce depreciation expense by $0.2 million per year. During the three months ended March 31, 2021, there were no other material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Recently Issued Accounting Pronouncements

See Note 3 to our condensed financial statements included elsewhere in this Quarterly Report for new accounting pronouncements not yet adopted as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. The risk associated with fluctuating interest rates is primarily limited to our cash equivalents, which are carried at quoted market prices. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a hypothetical 10% change in interest rates would not have a significant impact on our condensed financial statements included elsewhere in this Quarterly Report. As of March 31, 2021, our investments consisted only of low-yield overnight sweep investments. We do not currently use or plan to use financial derivatives in our investment portfolio.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report . Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes from the risk factors disclosed in our Prospectus dated April 22, 2021 as filed by us with the SEC pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1 (File Nos. 333-254863 and 333-255451). Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Between January 1, 2021 and April 27, 2021 (the date of the filing of our registration statement on Form S-8, No. 333-255541):

We granted to our directors, officers, employees and consultants options to purchase an aggregate of 610,178 shares of common stock under our equity compensation plan, at exercise prices ranging from $7.03 to $12.77 per share.

We issued and sold to our directors, officers, employees and consultants an aggregate of 916,358 shares of common stock upon the exercise of options under our equity compensation plan at exercise prices ranging from $.10 to $1.05 per share, for an aggregate amount of $.595 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (including Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b) Use of Proceeds from Public Offering of Common Stock

The registration statement on Form S-1 (File Nos. 333-254863) and the registration statement on Form S-1 (File No. 333- 255451) filed pursuant to Rule 462(b) relating thereto, each relating to the IPO of shares of our common stock, became effective on April 22, 2021. On April 27, 2021, we completed our IPO of 12,937,500 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. As part of the IPO, 6,953,125 shares of common stock issued and sold by the us (inclusive of 703,125 shares pursuant to the exercise of the underwriters’ option) and 5,984,375 shares of common stock sold by the selling stockholders named in the Prospectus (inclusive of 984,375 shares pursuant to the exercise of the underwriters’ option), at a price to the public of $17.00 per share. We received net proceeds of approximately $107.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $2.9 million. Upon the completion of the IPO, all 6,687,475 shares of Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued cumulative dividends on Series A convertible preferred stock of $2.5 million.

No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We maintain the funds received from our IPO in a savings account, pending their use. We intend to use the net proceeds from our IPO to expand our sales force and operations, train additional physicians, develop new products, expand direct to patient education and outreach, conduct or sponsor clinical studies and trials, grow our marketing and patient outreach programs and the remainder, if any, to provide for working capital and other general corporate purposes. We may use a portion of the new net proceeds to acquire complementary products, technologies, intellectual property or businesses; however, we currently do not have any agreements to complete any such transactions and are not involved in negotiations regarding such transactions. There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus dated April 22, 2021 filed with the SEC pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Treace Medical Concepts, Inc.	8-K	001-40355	3.1	April 27, 2021

3.2	Amended and Restated Bylaws of Treace Medical Concepts, Inc.	8-K	001-40355	3.2	April 27, 2021

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate	S-1/A	333-254863	4.2	April 19, 2021

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1/A	333-254863	10.1	April 19, 2021

10.2+	2021 Incentive Award Plan and related form agreements.	S-1/A	333-254863	10.3	April 19, 2021

10.3	Term Loan Agreement by and among the Registrant, the subsidiary guarantors from time to time party thereto, certain lenders, and CGR Servicing LLC, as administrative agent and collateral agent for the lenders, dated July 31, 2020.	S-1	333-254863	10.4	March 30, 2021

10.4	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated April 18, 2018, as amended by the First Amendment dated February 14, 2019, the Second Amendment dated December 20, 2019 and the Third Amendment dated August 3, 2020.	S-1	333-254863	10.5	March 30, 2021

10.5+	2021 Employee Stock Purchase Plan.	S-1/A	333-254863	10.11	April 19, 2021

10.6	Form of Product Development Royalty Agreement.	S-1	333-254863	10.12	March 30, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inari Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treace Medical Concepts, Inc.

Date: May 25, 2021	By:	/s/ John T. Treace
Name: John T. Treace
Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: May 25, 2021	By:	/s/ Mark L. Hair
Name: Mark L. Hair
Title: Chief Financial Officer (Principal Financial and Accounting Officer)