Form 10-Q/A
period 2021-03-31
TREACE MEDICAL CONCEPTS, INC.
filed 2021-05-28
CIK 1630627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to____________

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

As of May 25, 2021, 52,750,115 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to Treace Medical Concepts, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2021 (the “Original Form 10-Q”), is to update the outstanding capitalization on the cover page. Because this Amendment No. 1 does not include any financial statements, the Company is not filing with this Form 10-Q/A any certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, no other changes have been made to the Original Form 10-Q, including to the consolidated financial statements. This Amendment No. 1 to the Original Form 10-Q speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q, and does not modify or update in any way disclosures made in the Original Form 10-Q. This Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

PART II OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description	Form	Exhibit(s)	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Treace Medical Concepts, Inc.	8-K	3.1	April 27, 2021

3.2	Amended and Restated Bylaws of Treace Medical Concepts, Inc.	8-K	3.2	April 27, 2021

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	April 19, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	32.1	May 25, 2021

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	32.1	May 25, 2021

†

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Original Form 10-Q are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Treace Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to the Original Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treace Medical Concepts, Inc.

Date: May 28, 2021	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 28, 2021	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)