Form 10-Q
period 2021-06-30
TREACE MEDICAL CONCEPTS, INC.
filed 2021-08-05
CIK 1630627

333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2021, 52,781,693 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

These forward-looking statements include, but are not limited to, statements about:

•	the expected use of our products by physicians;
•	the expected growth of our business and our organization;
•	our expected uses of the net proceeds from our recent initial public offering (“IPO”) and our existing cash and cash equivalents;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to retain and recruit key personnel, including the continued development of a sales and marketing infrastructure;
•	our ability to obtain an adequate supply of materials and components for our products from our third-party suppliers, most of whom are single-source suppliers;
•	our plans and expected timeline related to our products, or developing new products, to address additional indications or otherwise;
•	our ability to obtain, maintain and expand regulatory clearances for our products and any new products we create;
•	our ability to manufacture sufficient quantities of our products with sufficient quality;
•	our ability to obtain and maintain intellectual property protection for our products;
•	our ability to expand our business into new geographic markets;
•	our compliance with extensive Nasdaq requirements and government laws, rules and regulations both in the United States and internationally;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our ability to identify and develop new and planned products and/or acquire new products;
•	the effect of the COVID-19 pandemic and its impact on our business;
•	developments and projections relating to our competitors or our industry; and
•	our plans to conduct further clinical trials.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$119,621	$18,079
Accounts receivable, net of allowance for doubtful accounts of $271 and $446 as of June 30, 2021 and December 31, 2020, respectively	10,047	14,486
Inventories	7,643	7,820
Prepaid expenses and other current assets	3,512	593
Total current assets	140,823	40,978
Property and equipment, net	1,475	829
Total assets	$142,298	$41,807
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,921	$2,265
Accrued liabilities	1,957	1,848
Accrued commissions	2,553	3,513
Accrued compensation	2,434	2,183
Short-term debt	-	1,788
Total current liabilities	9,865	11,597
Derivative liability on term loan	245	245
Long-term debt, net of discount of $723 and $811 as of June 30, 2021 and December 31, 2020, respectively	29,277	29,189
Total liabilities	39,387	41,031
Commitments and contingencies (Note 7)
Stockholders’ equity
Series A convertible preferred stock, $0.001 par value, 0 shares authorized and 0 shares issued and outstanding as of June 30, 2021; 6,687,500 shares authorized and 6,687,475 shares issued and outstanding as of December 31, 2020, respectively; liquidation value of $0 and $8,000 as of June 30, 2021 and December 31, 2020, respectively	—	7,935
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021; 0 shares authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 52,755,981 issued and outstanding as of June 30, 2021; 66,875,000 shares authorized, 37,366,865 issued and outstanding as of December 31, 2020	45	28
Common stock Class B, $0.001 par value, 0 shares authorized, issued and outstanding as of June 30, 2021; 1,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	131,734	14,166
Accumulated deficit	(28,868)	(21,353)
Total stockholders’ equity	102,911	776
Total liabilities and stockholders’ equity	$142,298	$41,807

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$20,654	$7,739	$39,361	$18,995
Cost of goods sold	3,944	2,085	7,271	4,474
Gross profit	16,710	5,654	32,090	14,521
Operating expenses
Sales and marketing	14,010	4,789	26,158	12,127
Research and development	2,422	982	4,290	2,415
General and administrative	4,329	1,401	7,095	2,696
Total operating expenses	20,761	7,172	37,543	17,238
Loss from operations	(4,051)	(1,518)	(5,453)	(2,717)
Interest and other income, net	6	3	7	36
Interest expense	(1,038)	(458)	(2,069)	(899)
Other expense, net	(1,032)	(455)	(2,062)	(863)
Net loss and comprehensive loss	(5,083)	(1,973)	(7,515)	(3,580)
Convertible preferred stock cumulative and undeclared dividends	(39)	(159)	(196)	(318)
Net loss attributable to common stockholders	$(5,122)	$(2,132)	$(7,711)	$(3,898)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.06)	$(0.18)	$(0.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	49,187,285	37,068,288	43,556,107	37,060,491

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2020	6,687,475	$7,935	37,366,865	$28	$14,166	$(21,353)	$776
Issuance of common stock upon exercise of stock options	—	—	962,633	2	761	—	763
Vesting of restricted stock awards	—	—	5,866	—	—	—	—
Share-based compensation expense	—	—	—	—	1,277	—	1,277
Issuance of common stock from initial public offering, net of issuance costs and underwriting discount of $10.6 million	—	—	6,953,125	7	107,603	—	107,610
Issuance of common stock upon net exercise of warrants	—	—	621,570	1	(1)	—	—
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	(6,687,475)	(7,935)	6,845,922	7	7,928	—	—
Net loss	—	—	—	—	—	(7,515)	(7,515)
Balances at June 30, 2021	—	$—	52,755,981	$45	$131,734	$(28,868)	$102,911

Balances at December 31, 2019	6,687,475	$7,935	37,031,841	$28	$12,884	$(17,686)	$3,161
Issuance of common stock upon exercise of stock options	—	—	36,447	—	41	—	41
Share-based compensation expense	—	—	—	—	457	—	457
Net loss	—	—	—	—	—	(3,580)	(3,580)
Balances at June 30, 2020	6,687,475	$7,935	37,068,288	$28	$13,382	$(21,266)	$79

The accompanying notes are an integral part of these financial statements.

	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2021	6,687,475	$7,935	38,057,416	$30	$15,136	$(23,785)	$(684)
Issuance of common stock upon exercise of stock options	—	—	272,082	—	193	—	193
Vesting of restricted stock awards	—	—	5,866	—	—	—	—
Share-based compensation expense	—	—	—	—	875	—	875
Issuance of common stock from initial public offering, net of issuance costs and underwriting discount of $10.6 million	—	—	6,953,125	7	107,603	—	107,610
Issuance of common stock upon net exercise of warrants	—	—	621,570	1	(1)	—	—
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	(6,687,475)	(7,935)	6,845,922	7	7,928	—	—
Net loss	—	—	—	—	—	(5,083)	(5,083)
Balances at June 30, 2021	—	—	52,755,981	45	131,734	(28,868)	102,911

Balances at March 31, 2020	6,687,475	$7,935	37,068,288	$28	$13,134	$(19,293)	$1,804
Share-based compensation expense	—	—	—	—	248	—	248
Net loss	—	—	—	—	—	(1,973)	(1,973)
Balances at June 30, 2020	6,687,475	$7,935	37,068,288	$28	$13,382	$(21,266)	$79

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,515)	$(3,580)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	220	667
(Recovery) Provision for allowance for doubtful accounts	(72)	228
Share-based compensation expense	1,277	457
Amortization of debt issuance costs	88	118
Provision for inventory obsolescence	88	412
Net changes in operating assets and liabilities:
Accounts Receivable	4,511	3,532
Inventory	89	(2,590)
Prepaid expenses and other assets	(2,919)	178
Accounts payable	656	1,071
Accrued liabilities	(600)	(3,233)
Net cash used in operating activities	(4,177)	(2,740)
Cash flows from investing activities
Purchases of property and equipment	(866)	(923)
Net cash used in investing activities	(866)	(923)
Cash flows from financing activities
Proceeds from SBA Loan	—	1,788
Repayments on SBA Loan	(1,788)	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs and underwriting fees of $10.6 million	107,610	—
Proceeds from exercise of employee stock options	763	41
Net cash provided by financing activities	106,585	1,829
Net increase (decrease) in cash and cash equivalents	101,542	(1,834)
Cash and cash equivalents at beginning of period	18,079	12,139
Cash and cash equivalents at end of period	$119,621	$10,305
Supplemental disclosure of cash flow information:
Cash paid for interest	2,917	—
NONCASH FINANCING ACTIVITIES:
Issuance of common stock upon exercise of warrants	1	—
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	7,935	—

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

The Company

Treace Medical Concepts, LLC was formed on July 29, 2013. Effective July 1, 2014, the entity converted to a C Corporation and changed its name to Treace Medical Concepts, Inc. (the “Company”). The Company is a commercial-stage orthopedic medical device company driving a paradigm shift in the surgical treatment of Hallux Valgus (commonly known as bunions) with the goal of advancing the standard of care for the surgical management of bunion deformities. The Company has pioneered the proprietary Lapiplasty 3D Bunion Correction System – a combination of novel instruments, implants and surgical methods designed to improve the inconsistent clinical outcomes of traditional approaches to bunion surgery. In addition, the Company offers other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

The Company received 510(k) clearance for the Lapiplasty System in March 2015 and began selling its surgical medical devices in September 2015.

Initial Public Offering

On April 27, 2021, the Company completed its initial public offering (“IPO”) of 12,937,500 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. As part of the IPO, 6,953,125 shares of common stock were issued and sold by the Company (inclusive of 703,125 shares pursuant to the exercise of the underwriters’ option) and 5,984,375 shares of common stock were sold by the selling stockholders named in the prospectus (inclusive of 984,375 shares pursuant to the exercise of the underwriters’ option), at a price to the public of $17.00 per share. The Company received net proceeds of approximately $107.6 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses payable by the Company of $2.3 million. Upon the completion of the IPO, all 6,687,475 shares of Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued cumulative dividends on Series A convertible preferred stock of $2.5 million.

Forward Stock Split

On April 16, 2021, in connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to implement a 1.3375-for-1 forward stock split (the “Forward Stock Split”), effective on April 16, 2021, whereby each 1.0 share of Class A common stock issued and outstanding was reclassified as 1.3375 shares of Class A common stock and each 1.0 share of Series A convertible preferred stock (each a “Preferred Share”) issued and outstanding was reclassified as 1.3375 Preferred Shares. In connection with the Forward Stock Split, the total number of shares of all classes of stock which the Company is authorized to issue was adjusted to 73,562,500, divided into 66,875,000 shares of Class A common stock and 6,687,500 Preferred Shares. There was no adjustment to the par value of $0.001 per share. All share and per share amounts in the accompanying financial statements for the prior period have been retroactively adjusted to reflect the Forward Stock Split. In lieu of issuing fractional shares in connection with the Forward Stock Split, the Company is obligated to pay cash in an amount equal to the fair value of such fractional shares (as determined in good faith by the Company’s Board of Directors).

Coronavirus Pandemic

The Company’s operations have been impacted by the coronavirus (“COVID-19”) pandemic beginning in 2020. In response to COVID-19, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential” to close and requiring elective procedures to be delayed. The Company’s revenue growth was adversely impacted, particularly by the restrictions on elective procedures, from March 2020 through May 2020, when such restrictions were largely eased. There is still uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the United States and international economies, especially as more potentially contagious and virulent variants of the virus are spreading. While the Company has experienced revenue growth during the pandemic, if states implement shelter-in-place rules again or medical facilities implement restrictions on elective surgeries, the Company may be required to adjust its forecasted revenues and operating results.

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

The unaudited condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2021.

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

Beginning January 1, 2021, the Company adjusted the useful life of its capitalized instruments from 18 months to 36 months. The change in useful life was made as a prospective adjustment and resulted in a decrease of depreciation expense of less than $0.1 million and $0.1 million during the three and six months ended June 30, 2021 and no impact on earnings per share. The change in useful life is expected to reduce depreciation expense by $0.2 million per year.

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

Concentration of Credit Risk

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. Sales of the Lapiplasty System and ancillary products accounted for the Company’s revenue for the three and six months ended June 30, 2021 and 2020. No single customer accounted for more than 10% of revenue for the three and six months ended June 30, 2021 and 2020. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At June 30, 2021, and December 31, 2020, no customer accounted for more than 10% of accounts receivable or revenue.

Accounts Receivable and Allowances

Accounts receivable are generally from hospitals and ambulatory surgery centers and are stated at amounts billed less allowances for doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when the Company deems individual balances are no longer collectible. As of June 30, 2021 and December 31, 2020, accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million and $0.4 million, respectively. For the three months ended June 30, 2021 and 2020, the Company recorded a provision for bad debts of $0 and $0.2 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded a recovery (provision) for bad debts of $0.1 million and $(0.2) million, respectively.

Inventories

Inventories consist primarily of surgical kits and components as finished goods and are stated at the lower of cost or net realizable value. Cost is determined based on an average cost method which approximates the first-in, first-out basis and includes primarily outsourced manufacturing costs and direct manufacturing overhead costs.

The Company reviews inventory for obsolescence and writes down inventory, as necessary. For the three months ended June 30, 2021 and 2020, the Company recorded a provision of $0.1 million and $0.1 million, respectively, for obsolete inventory to cost of goods sold. For the six months ended June 30, 2021 and 2020, the Company recorded a provision of $0.1 million and $0.4 million, respectively, for obsolete inventory to cost of goods sold.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, were capitalized and recorded on the balance sheet. The deferred offering costs are offset against the proceeds received upon the closing of the IPO. At the closing of the IPO, the Company offset the proceeds received by $2.3 million in offering costs. As of June 30, 2021 and December 31, 2020, $0 and $0.2 million, respectively, in deferred offering costs were recorded on the condensed balance sheets. During the three and six months ended June 30, 2021 and 2020, the Company did not write off any deferred offering costs.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. These ASUs (collectively the “new leasing standard”) requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840, Leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. The new standard is effective for the Company for fiscal years beginning after December 15, 2021 and early application is permitted. The Company is classified as an emerging growth company (“EGC”) as of March 31, 2021 and December 31, 2020 and has decided to take advantage of the extended transition period granted to EGCs for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. The Company is currently assessing the impact that this standard may have on its financial statements.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$119,425	$—	$—	$119,425
Total	$119,425	$—	$—	$119,425
Liabilities:
Derivative liability	$—	$—	$245	$245
Total	$—	$—	$245	$245

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$17,577	$—	$—	$17,577
Total	$17,577	$—	$—	$17,577
Liabilities:
Derivative liability	$—	$—	$245	$245
Total	$—	$—	$245	$245

(1)	Money market funds are included in cash and cash equivalents in the balance sheets as of June 30, 2021 and December 31, 2020.

As discussed in Note 6, in July 2020, the Company entered into a non-revolving term loan facility (the “CRG Term Loan Facility”) with CRG Servicing LLC (“CRG”) and accounted for embedded features in the agreement as a derivative liability with an initial fair value of $0.2 million. The derivative liability was accounted for at fair value using the income approach and inputs consisting of (a) the probability of events occurring that trigger an event of default of the Company’s term loans under the CRG Term Loan Facility, ranging from 1% to 2%, (b) the prepayment premium payable upon early redemption, and (c) additional interest payable upon an event of default. The Company recognized no adjustments to the fair value of the derivative liability in net loss for the three and six months ended June 30, 2021 and 2020.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$196	$502
Cash equivalents:
Money market funds	119,425	17,577
Total cash and cash equivalents	$119,621	$18,079

Property and equipment, net

The Company’s property and equipment, net considered of the following (in thousands):

	June 30, 2021	December 31, 2020
Furniture and fixtures, and equipment	$131	$131
Construction in progress	75	—
Machinery and equipment	291	226
Capitalized surgical equipment	3,030	2,652
Computer equipment	196	150
Leasehold improvements	191	168
Software	138	138
Total property and equipment	4,052	3,465
Less: accumulated depreciation and amortization	(2,577)	(2,636)
Property and equipment, net	$1,475	$829

Depreciation and amortization expense on property and equipment was $0.1 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense on property and equipment was $0.2 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

Accrued liabilities

Accrued other liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued royalties expense	$898	$1,032
Accrued expense	534	565
Other	525	251
Total accrued liabilities	$1,957	$1,848

6. Long Term Debt

Silicon Valley Bank

The Company entered into a Loan and Security Agreement dated April 18, 2018 (the “LSA”) with Silicon Valley Bank (“SVB”) as amended by a First Amendment to the Loan and Security (the “First Amendment”) dated February 14, 2019, a Second Amendment dated December 31, 2019 (the “Second Amendment”) and a Third Amendment dated August 3, 2020 (the “Third Amendment”). The LSA, as amended by the First Amendment, Second Amendment and Third Amendment (collectively the “SVB Credit Facility”) matures August 3, 2024.

The Company borrowed $10.0 million upon execution of the First Amendment and $10.0 million upon execution of the Second Amendment and repaid the term loans in August 2020 using the proceeds received from the CRG Term Loan Facility (described below).  The term loans accrued interest, payable monthly in arrears, at a floating per annum rate equal to the greater of (i) prime rate plus 2.25% as published in the money rates section of the Wall Street Journal, or (ii) seven and one-half percent (7.5%) for tranche 1 and 2.

Under the Third Amendment, the SVB Credit Facility provides for up to $10.0 million in a revolving line of credit. Availability under the revolving line of credit is subject to a formula based on, among other things, eligible accounts receivable. Borrowings on the line of credit bear interest at a floating rate per annum equal to the greater of (a) 1.00% above the prime rate as published from time to time in the money rates section of the Wall Street Journal and (b) 5.00%, and includes a termination fee of 1.00% of the revolving line of credit if the termination occurs before August 3, 2022.

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

The Company issued warrants in connection with the SVB Credit Facility that gave the lender the right to purchase up to 713,330 shares of the Company’s Class A common stock (see Note 9).  The Company valued the warrants based upon the probability-weighted expected return method and option pricing model using the Black-Scholes option pricing model and accounted for the warrants as debt discount and additional paid in capital on the balance sheets. On April 28, 2021, the holders of the warrants exercised their warrants in a cashless net exercise using the closing price of the Company’s common stock on the prior business day of $31.27 as permitted by the warrant agreement.  The exercise price of the warrants was $4.0224.  Accordingly, the transaction resulted in 621,570 shares of the Company’s common stock being issued to the warrant holders. The Company paid issuance costs in connection with the SVB Credit Facility of $0.3 million which were recorded as a reduction of debt. The debt discount and debt issuance costs are amortized over the term of the debt using the effective interest method and included within interest expense on the statement of operations.

The Company did not have any balances outstanding under the revolving line of credit as of June 30, 2021 and December 31, 2020. As of June 30, 2021, the Company had $10.0 million in available borrowings on the line of credit and was in compliance with all covenants under the SVB Credit Facility.

  CRG Term Loan Facility

On July 31, 2020, the Company entered into the CRG Term Loan Facility, to obtain up to $50.0 million in financing over three tranches to be advanced no later than December 31, 2021. Principal amounts totaling $30 million were borrowed through December 31, 2020 and are currently outstanding. The CRG Term Loan Facility matures on June 30, 2025, and the Company can elect to make quarterly interest-only payments or to pay interest in-kind through December 31, 2020. The Company is not required to make any principal payments until the maturity of the CRG Term Loan Facility and all outstanding principal and accrued interest are due upon the maturity of the CRG Term Loan Facility. Interest under the CRG Term Loan Facility is applied to outstanding principal and accrued interest at a rate of 13.00% per annum. In an event of default occurs, interest under the CRG Term Loan Facility will increase by 4.00%. If the Company repays the CRG Term Loan Facility within one year of the borrowing date, the Company is required to pay a premium of 20.00% of the aggregated outstanding principal amount of the loans that is repaid. If the Company repays the CRG Term Loan Facility between one and two years from the borrowing date, it is required to pay a premium of 11.00% of the aggregated outstanding principal amount of the loans that is repaid. The CRG Term Loan Facility does not require a prepayment premium for loans being prepaid on the prepayment date that is longer than two years from the initial borrowing date.

Under the terms of the CRG Term Loan Facility, the Company granted first priority liens and security interests in substantially all of the Company’s assets as collateral (including the Company’s intellectual property), provided that the priority of such liens are subject to an intercreditor agreement between CRG and SVB. The CRG Term Loan Facility also contains certain representations and warranties, indemnification provisions in favor of CRG, affirmative and negative covenants (including, among other things, requirements that the Company maintain a minimum amount of liquidity and achieve minimum revenue targets, comply with limitations on other indebtedness, liens, acquisitions, investments and dividends and requirements relating to financial reporting, sales and leasebacks, insurance and protection of the Company’s intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency).

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

As of June 30, 2021 and December 31, 2020, the balance outstanding under the CRG Term Loan Facility, net of debt issuance costs and debt discount, was $29.3 million and $29.2 million, respectively.

PPP Loan

The Company applied for and received a $1.8 million loan (the “PPP Loan”) under the Paycheck Protection Program ( the “PPP”) under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note, dated April 22, 2020, between the Company and SVB as the lender, was scheduled to mature on April 22, 2022 and accrued interest at a fixed rate of 1% per annum, and was payable monthly. The Company repaid $1.8 million borrowed under the PPP Loan in March 2021.

The Company’s debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020

Revolving line of credit
SVB Credit Facility	$—	$—
Term loans
CRG Term Loan Facility	30,000	30,000
PPP Loan	—	1,788
Total term loans	30,000	31,788
Less: debt discount and issuance costs	(723)	(811)
Total debt	29,277	30,977
Short-term debt	—	1,788
Long-term debt	$29,277	$29,189

As of June 30, 2021, future payments under term loan, including interest only payments and the final payment, were as follows (in thousands):

Fiscal Year
2021 (remaining)	$—
2022	—
2023	—
2024	—
2025	30,000
Total principal payments	30,000
Less: Unamortized debt discount and debt issuance costs	(723)
Total short-term and long-term debt	$29,277

During the three months ended June 30, 2021 and 2020, the Company recorded $1.0 million and $0.4 million, respectively, in interest expense related to the borrowings under the SVB Credit Facility and CRG Credit Facility. During the three and six months ended June 30, 2021 and 2020, amortization of the debt discount was immaterial.

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

In November 2019 the Company amended the lease agreement to include additional space of the second floor of their existing building. In March 2021, the Company again amended the lease agreement to further expand the Company’s office space and extend the lease expiration date to five years from the commencement of the Company’s leasing of the expanded premises. The amended lease has not commenced as of June 30, 2021.

 The future minimum rental obligations required under non-cancelable leases at June 30, 2021, including the future minimum rental obligations under the amended lease which had not commenced as of the period end, were as follows (in thousands):

Fiscal Year
2021 (remaining)	$439
2022	897
2023	722
2024	744
2025 & thereafter	925
Total minimum lease payments	$3,727

Total rent expense was $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Total rent expense was $0.3 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021 and December 31, 2020, the Company has royalty agreements with certain members of its Surgeon Advisory Board providing for royalties based on each individual’s level of contribution. Each royalty agreement: (i) confirms the irrevocable transfer to the Company of all pertinent intellectual property rights; (ii) sets the applicable royalty rate; (iii) sets the period of time during which royalties are payable; (iv) is for a term of three years, renewable by the parties, and may be terminated by either party on 90 days’ notice for convenience (provided that if terminated by the Company for convenience the obligation to pay royalties is not affected); and (v) prohibits the payment of royalties on products sold to entities and/or individuals with whom the surgeon advisor or any other surgeon advisor entitled to royalties is affiliated. Each of the royalty agreements may be subsequently amended to add the license of additional intellectual property covering new products, and as a result, multiple royalty rates and duration of royalty payments may be included in one royalty agreement.

As of June 30, 2021 and December 31, 2020, the Company’s royalty agreements provide for (i) royalty payments for 10 years from first commercial sale of the relevant product and (ii) a royalty rate for each such agreement ranging from 0.4% to 3.0% of net sales for the particular product to which the surgeon contributed.

The Company recognized royalties’ expense of $0.9 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.  For the three and six month periods ended June 30, 2021 and 2020, the aggregate royalty rate was 4.1% and 4.3%, respectively.

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

8. Income Taxes

The Company has not recorded an income tax provision for the three and six months ended June 30, 2021 and 2020 due to its operating losses. All losses before income taxes were generated in the United States.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the Company’s history of net losses, the deferred tax assets have been fully offset by full valuation allowance of $5.5 million and $5.5 million as of June 30, 2021 and December 31, 2020, respectively. There were no changes in the deferred tax asset valuation allowance for the three and six months ended June 30, 2021 and 2020.

The Company had unused federal and state net operating loss carryforwards of approximately $14.6 million and $9.5 million, respectively as of June 30, 2021, and federal and state net operating loss carryforwards of approximately $14.6 million and $9.5 million, respectively, as of December 31, 2020. The net operating loss carryforwards begin to expire in 2034 and research and development tax credit carryforwards of $0.4 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively, begin to expire in 2037.

The federal and state net operating loss carryforwards and credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code and similar provisions under state law. The Tax Reform Act contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company may have previously experienced, and may in the future experience, one or more Section 382 “ownership changes,” including in connection with the IPO. If so, the Company may lose some or all of the tax benefits of its carryforwards and credits. Based on the Company’s analysis as of June 30, 2021, the Company has determined that it does not expect these limitations to impair its ability to use its net operating losses prior to expiration.

The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 25.5% for each of the three and six months ended June 30, 2021 and 2020. The Company’s effective tax rate for the three and six months ended June 30, 2021 was based on best estimates, which may fluctuate through the remainder of the year due to the volatility and uncertainty of global economic conditions in connection with the COVID-19 pandemic.

9. Stockholders’ Equity

Convertible Preferred Stock

 Under the Company’s Amended and Restated Certificate of Incorporation in effect immediately before completion of the IPO, the Company was authorized to issue up to 6,687,500 shares of Series A convertible preferred stock (the “Preferred Shares”), with 6,687,475 shares issued and outstanding as of December 31, 2020. Immediately before the completion of the IPO, all outstanding Preferred Shares were converted into shares of the Company’s common stock. Accordingly, no Preferred Shares were outstanding as of June 30, 2021.

Dividends—Dividends on the Preferred Shares accrued at the rate of 8% per annum on the original issue price and holders of the Preferred Shares had general preference rights with respect to dividends and distributions to holders of Common Stock. Accrued dividends were payable in cash or, at the election of the Company’s Board of Directors, paid in kind by issuing Class A Common Stock at the then per share value as determined by an independent appraiser.

Upon the closing of the IPO in April 2021, the Company issued 158,447 shares of Class A Common Stock to settle accrued and unpaid Preferred Shares dividend of $2.5 million on the Preferred Shares. At December 31, 2020, the Company had accrued and unpaid Preferred Shares dividend of $2.3 million on the Preferred Shares.

Voting Rights—Holders of the Preferred Shares were entitled to vote with holders of Class A Common Stock equal to the number of shares of Class A Common Stock into which the Preferred Shares were convertible.

Conversion— Before the Preferred Shares conversion into the Company’s common stock in connection with the IPO, the terms applicable to each Preferred Share provided that it was convertible, at the option of the holder at any time after the date of issuance and upon a deemed liquidation event, as defined in the Certificate of Incorporation, into the number of fully paid and non-assessable shares of Class A Common Stock as determined by dividing the original issue price per share of the Preferred Shares by the conversion price per share in effect at the time of conversion. The original conversion price per Preferred Share was the original issue price, and was subject to adjustment, as described in the Company’s Amended and Restated Certificate of Incorporation in effect at the time the Preferred Shares were originally issued.

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

Common Stock

On April 27, 2021, the Company filed its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware and its Amended and Restated Bylaws became effective in connection with the closing of the Company’s IPO. The Amended and Restated Certificate of Incorporation authorized 300,000,000 shares of common stock, deleted all references to the various series of preferred stock that were previously authorized and created 5,000,000 shares of undesignated preferred stock with terms to be set by the Board of Directors. The Amended and Restated Certificate of Incorporation in effect immediately before the Company’s IPO authorized the Company to issue up to 50,000,000 Class A Common Stock voting shares (which was adjusted to 66,875,000 shares with the Forward Stock Split) and 1,000,000 Class B Common Stock non-voting shares.

Shares Reserved for Future Issuance

As of June 30, 2021 and December 31, 2020, the Company had reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2021	2020
Series A convertible preferred stock outstanding	—	6,687,475
Warrants to purchase Class A common stock	—	713,330
Common stock options and restricted stock awards issued and outstanding	8,501,658	8,081,828
Estimated preferred share conversion for dividends in kind	—	334,316
Common stock available for future grants	238,742,361	—
Class A common stock available for future grants	—	13,691,186
Class B common stock available for future grants	—	1,000,000
Total	247,244,019	30,508,135

Stock Option Plan

2021 Incentive Award Plan

In April 2021, the Company’s Board of Directors and stockholders approved the 2021 Incentive Award Plan (“2021 Plan”). The Company has initially reserved 5,046,278 shares of common stock for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Plan will be increased by (i) the number of shares represented by awards outstanding under the Company’s 2014 Stock Plan (“2014 Plan”) that become available for issuance under the counting provisions described below following the effective date and (ii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5.0% of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 37,847,090 shares of stock may be issued upon the exercise of incentive stock options. At June 30, 2021, the 2021 Plan is authorized to grant awards for up to 3,682,837 shares of Common Stock which may include incentive stock options, non-statutory stock options, or stock purchase rights.

Under the 2014 Plan, the Company was authorized to issue stock purchase rights and to grant options to purchase Class A Common Stock to employees, directors and consultants. Stock options under the 2014 Plan have a term of no more than ten years from the date of grant and vest in equal installments over a maximum of five years. No other awards can be granted under the 2014 Plan. 1,293,589 shares of common stock remain reserved for outstanding awards issued under the 2014 Stock Plan at the time of adoption of the 2021 Stock Plan.

Activity under the Stock Plans is set forth below:

	Outstanding Options
	Number of Shares	Weighted- Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price
Balance, December 31, 2020	8,081,828	6.86	$1.82
Options granted	1,375,310		$10.02
Options exercised	(962,633)		$0.81
Options canceled	(11,871)		$4.55
Balance, June 30, 2021	8,482,634	7.67	$3.83
Options vested and expected to vest at June 30, 2021	7,873,245	7.01	$3.60
Options vested and exercisable at June 30, 2021	4,420,030	5.71	$1.13

       The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of period end.

Aggregate intrinsic values of options outstanding, options vested and expected to vest and options exercisable were $232.7 million, $217.8 million and $133.2 million as of June 30, 2021, respectively.

Restricted Stock Awards

In June 2021, the Company granted restricted stock awards (“RSA”). During the three months ended June 30, 2021 and 2020, the Company granted 24,890 RSAs and 0 RSAs, respectively, and during the six months ended June 30, 2021 and 2020, the Company granted 24,890 RSAs and 0 RSAs, respectively. The Company had 19,024 RSAs and 0 RSAs outstanding as of June 30, 2021 and December 31, 2020, respectively. The weighted average grant-date fair value per share of RSAs outstanding as of June 30, 2021 and December 31, 2020 was $35.46 and $0, respectively.

Employee Share Purchase Plan

In April 2021, the Company’s Board of Directors and stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 504,627 shares of common stock for purchase under the ESPP. Each offering to the employees to purchase stock under the ESPP will begin on a date to be determined by the Company’s Compensation Committee and will end no later than six months thereafter. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion. The Company has not yet commenced any enrollment periods under the ESPP.

Stock-Based Compensation

During the three months ended June 30, 2021 and 2020, the Company granted stock options to employees to purchase an aggregate of 863,716 and 17,500 shares, respectively, of the Company’s common stock. During the six months ended June 30, 2021 and 2020, the Company granted stock options to employees to purchase an aggregate of 1,375,310 and 379,725 shares, respectively. The weighted-average grant date fair value of the employee stock options granted during the three months ended June 30, 2021 and 2020 were $6.46 and $2.41 per share, respectively. The weighted-average grant date fair value of the employee stock options granted during the six months ended June 30, 2021 and 2020 were $4.98 and $1.92 per share, respectively.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the grant dates with the following weighted-average assumptions for options granted during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	5.27 - 6.25 years	2.67 years	1.97 - 6.25 years	2.67 - 2.97 years
Expected volatility	35.57% - 36.55%	49.29%	35.57% - 55.60%	37.09% - 49.29%
Risk-free interest rate	1.03% - 1.07%	0.23%	0.07% - 1.07%	0.23% - 1.53%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Expected Term

The expected term represents the period that the stock options are expected to remain outstanding. For stock options issued subsequent to the IPO, the Company’s expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant. The midpoint between the vesting date and the maximum contractual expiration is used as the expected term under this method. Prior to the IPO, the Company determined the expected term based upon the probabilities of the anticipated timing of potential liquidity events.

Expected Volatility

The expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the options as the Company had insufficient trading history to determine the volatility of its common stock. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

Fair Value of Common Stock

Prior to the IPO, the fair value of the Company’s common stock was determined by the Board of Directors with assistance from Management and, in part, on input from an independent third-party valuation firm. The Board of Directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, probabilities of anticipated timing of potential liquidity events, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the IPO, the fair value of the Company’s common stock is determined based on its closing price.

Stock-Based Compensation Expense

Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales and marketing expense	$370	$86	$517	$181
Research and development expense	103	59	166	108
General and administrative expense	402	103	594	168
Total	$875	$248	$1,277	$457

As of June 30, 2021 and December 31, 2020, there was $10.3 million and $4.1 million, respectively, of unrecognized stock-based compensation expense related to unvested common stock options, which the Company expects to recognize over a weighted-average period of 1.86 years and 3.01 years, respectively.

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted- average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and six months ended June 30, 2021 and 2020, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(5,083)	$(1,973)	$(7,515)	$(3,580)
Adjust: Convertible preferred stock cumulative and undeclared dividends	(39)	(159)	(196)	(318)
Net loss attributable to common stockholders	(5,122)	(2,132)	(7,711)	(3,898)
Denominator
Weighted-average common stock outstanding, basic and diluted	49,187,285	37,068,288	43,556,107	37,060,491
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.06)	$(0.18)	$(0.11)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	June 30,	December 31,
	2021	2020
Series A convertible preferred stock outstanding	—	6,687,475
Warrants to purchase Class A common stock	—	713,330
Common stock option and restricted stock awards issued and outstanding	8,501,658	8,081,828
Total	8,501,658	15,482,633

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

Overview

We are a commercial-stage orthopaedic medical device company with the goal of advancing the standard of care for the surgical management of bunion deformities. Bunions are complex three-dimensional (3D) deformities that originate from an unstable joint in the middle of the foot. We have pioneered our proprietary Lapiplasty® 3D Bunion Correction™ System (the “Lapiplasty System”) —a combination of instruments, implants and surgical methods (the “Lapiplasty Procedure”) designed to correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and getting patients back to their active lives quickly. Our mission is to be the leader in the surgical treatment of bunions by establishing the Lapiplasty System as the standard of care.

We were formed in 2013 and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 30,000 Lapiplasty Procedure Kits in the United States. The Lapiplasty System is comprised of single-use implant kits (“Lapiplasty Procedure Kits”) and reusable instrument trays. We market and sell our Lapiplasty System to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agents across 98 territories in the United States. As of June 30, 2021, we had 52 direct sales representatives, 47 independent sales agents, and ten regional sales vice presidents who are responsible for managing the sales representatives and independent sales agents. For the three months ended June 30, 2021, employee sales representatives generated approximately 51% of revenues while approximately 49% of revenues came through independent sales agents. For the six months ended June 30, 2021, employee sales representatives generated approximately 48% of revenues while approximately 52% of revenues came through independent sales agents.

For the three months ended June 30, 2021, we generated revenue of $20.7 million, with a gross margin of 80.9% and net loss of $4.9 million, compared to revenue of $7.7 million, with a gross margin of 73.1% and net loss of $2.1 million for the three months ended June 30, 2020. Our revenue for the three months ended June 30, 2020 was adversely impacted by the COVID-19 pandemic as the number of Lapiplasty System procedures performed in the first half of that quarter were limited due to restrictive orders limiting elective surgeries.

On April 27, 2021, we completed our initial public offering (“IPO”) of 12,937,500 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. Before our IPO, our primary sources of capital have been private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As part of the IPO, 6,953,125 shares of common stock were issued and sold by us (inclusive of 703,125 shares pursuant to the exercise of the underwriters’ option) and 5,984,375 shares of common stock were sold by the selling stockholders named in the Prospectus (inclusive of 984,375 shares pursuant to the exercise of the underwriters’ option), at a price to the public of $17.00 per share. We received net proceeds of approximately $107.6 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses payable by us of $2.3 million. Upon the completion of the IPO, all 6,687,475 shares of Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued cumulative dividends on Series A convertible preferred stock of $2.5 million. As of June 30, 2021, we had cash and cash equivalents of $119.6 million, an accumulated deficit of $28.9 million and $30.0 million of principal outstanding under our term loan agreement.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and in response to COVID-19 at that time, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential” to close and requiring elective procedures to be delayed. These restrictions began to adversely affect our revenue growth and operating results during the three months ended March 31, 2020. Restrictions on elective surgery were no longer in effect during the six months ended June 30, 2021. While we are encouraged by our results since restrictions were eased at the end of the second quarter of 2020 and with the introduction of vaccines in early 2021, we are aware that the actual and perceived impact of COVID-19 is changing and cannot be predicted, particularly due to potentially more contagious and virulent variants of the virus becoming prevalent and vaccination rates in the United States slowing. As a result, we cannot assure you that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our products, and we expect the pandemic could continue to negatively impact our business, financial condition and results of operations.

Key Business Metrics

We regularly review a number of operating and financial metrics, including the number of Lapiplasty Procedure Kits sold, the number of active surgeons using the Lapiplasty System and utilization rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The number of Lapiplasty Procedure Kits sold during the three months ended June 30, 2021 increased by 2,254 or 147% over the three months ended June 30, 2020, and the number of active surgeons1 as of June 30, 2021 was 1,492 increased by 217, or 17%, from 1,275 as of December 31, 2020.

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

Factors Affecting Our Business

We believe that our financial performance has been and in the foreseeable future, will continue to depend on many factors, including COVID-19 as described above, those described below, those noted in the section titled “Special Note Regarding Forward-Looking Statements” and in the section titled “Risk Factors” (incorporated from our Prospectus).

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

[1]	We define the number of active surgeons as the number of surgeons that performed at least one procedure using the Lapiplasty System in the trailing twelve-month period.

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

Components of Our Results of Operations

Revenue

We currently derive nearly all of our revenue from the sale of our proprietary Lapiplasty System, and to a lesser extent from ancillary products. The Lapiplasty System is comprised of single-use implant kits and reusable instrument trays. We sell the Lapiplasty System to physicians, surgeons, hospitals and ambulatory surgery centers in the United States through a network of independent agents and employee sales representatives. Our primary product is the Lapiplasty System, which is an instrumented, reproducible approach to 3D bunion correction that helps patients rapidly return to weight-bearing in a post-operative boot. We also offer other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2021. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our sales territories, new accounts and trained physician base and as existing physician customers perform more Lapiplasty Procedures, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality.

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

Interest and other income, net

Interest income and other income, net consists of interest received on our money market funds.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount related to outstanding borrowings during the reported periods.

Results of Operations

For the three and six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Revenue	$20,654	$7,739	$12,915	166.9%	$39,361	$18,995	$20,366	107.2%
Cost of goods sold	3,944	2,085	1,859	89.2%	7,271	4,474	2,797	62.5%
Gross profit	16,710	5,654	11,056	195.5%	32,090	14,521	17,569	121.0%
Operating expenses
Sales and marketing	14,010	4,789	9,221	192.5%	26,158	12,127	14,031	115.7%
Research and development	2,422	982	1,440	146.6%	4,290	2,415	1,875	77.6%
General and administrative	4,329	1,401	2,928	209.0%	7,095	2,696	4,399	163.2%
Total operating expenses	20,761	7,172	13,589	189.5%	37,543	17,238	20,305	117.8%
Loss from operations	(4,051)	(1,518)	(2,533)		(5,453)	(2,717)	(2,736)
Interest income	6	3	3	100.0%	7	36	(29)	(80.6)%
Interest expense	(1,038)	(458)	(580)	126.6%	(2,069)	(899)	(1,170)	130.1%
Other income (expense), net	(1,032)	(455)	(577)	126.8%	(2,062)	(863)	(1,199)	138.9%
Net loss and comprehensive loss	(5,083)	(1,973)	(3,110)	157.6%	(7,515)	(3,580)	(3,935)	109.9%

The following shows the three months and six months results of operations as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	19.1%	26.9%	18.5%	23.6%
Gross profit	80.9%	73.1%	81.5%	76.4%
Operating expenses
Sales and marketing	67.8%	61.9%	66.5%	63.8%
Research and development	11.7%	12.7%	10.9%	12.7%
General and administrative	21.0%	18.1%	18.0%	14.2%
Total operating expenses	100.5%	92.7%	95.4%	90.8%
Loss from operations	(19.6)%	(19.6)%	(13.9)%	(14.4)%
Interest income	0.0%	0.0%	0.0%	0.2%
Interest expense	(5.0)%	(5.9)%	(5.3)%	(4.7)%
Other income (expense), net	(5.0)%	(5.9)%	(5.3)%	(4.5)%
Net loss and comprehensive loss	(24.6)%	(25.5)%	(19.2)%	(18.9)%

Comparison of the three months ended June 30, 2021 and 2020

Revenue. Revenue increased $12.9 million, or 166.9%, from $7.7 million during the three months ended June 30, 2020, to $20.6 million during the three months ended June 30, 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold as the result of an expanded customer base and normalization of sales compared to the three months ended June 30, 2020, which was adversely impacted by government-mandated restrictions on elective procedures in response to the COVID-19 pandemic that lasted from March 2020 through May 2020 when such restrictions began to ease.

Cost of Goods Sold Gross Profit and Gross Margin. Cost of goods sold increased $1.8 million, or 89.2%, from $2.1 million during the three months ended June 30, 2020, to $3.9 million during the three months ended June 30, 2021. The increase in cost of goods sold was primarily due to $1.4 million increase in direct costs of goods sold resulting from increased sales, $0.6 million increase in royalty expense resulting from our increased sales, and $0.4 million increase in overhead costs resulting from the expansion of our headquarters and normalization of operations compared to the three months ended June 30, 2020, which was adversely impacted by pandemic-related restrictions on elective surgeries. The increases are offset by $0.2 million decrease in provision for inventory obsolescence resulting from a lower number of days in inventory and $0.2 million decrease in depreciation expense of our surgical instruments resulting from lower average net book value of surgical instruments. Gross margin increased from 73.1% during the three months ended June 30, 2020, to 80.9% during the three months ended June 30, 2021, primarily due to the decreased per unit direct costs of goods sold, depreciation expense of our surgical instruments, and provision for inventory obsolescence.

Sales and Marketing Expenses. Sales and marketing expenses increased $9.2 million, or 192.5%, from $4.8 million during the three months ended June 30, 2020, to $14.0 million during the three months ended June 30, 2021. The increase in sales and marketing expenses was primarily due to growth in our overall business and normalization of sales operations compared to the three months ended June 30, 2020, in which we delayed expenditures for surgeon education events, patient outreach campaigns and other planned sales and marketing expenses to respond to the pandemic. Sales and marketing expenses increased as a result of an increase of $3.0 million in professional services primarily for higher commissions from increased sales, an increase of $3.0 million in advertising and marketing-related expenses primarily due to higher advertising fees, an increase of $2.1 million in payroll and payroll-related expenses resulting from increased headcount of sales personnel, and $0.4 million in clinical-related expenses and $0.3 million in travel-related expenses resulting from increased sales efforts.

Research and Development Expenses. Research and development expenses increased $1.4 million, or 146.6%, from $1.0 million for the three months ended June 30, 2020, to $2.4 million during the three months ended June 30, 2021. The increase in research and development expenses was due to an increase of $0.7 million in payroll and payroll-related costs resulting from increased headcount of research personnel, an increase of $0.4 million in professional services from higher consulting and patent filing fees, and an increase of $0.3 million in clinical expenses resulting from higher purchases of materials used in our prototypes.

General and Administrative Expenses. General and administrative expenses increased $2.9 million, or 209.0%, from $1.4 million during the three months ended June 30, 2020, to $4.3 million during the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $1.7 million in payroll and payroll-related costs as we increased headcount in our business, an increase of $0.9 million in business-related expenses primarily resulting from increased insurance costs and fees, an increase of $0.3 million in professional services primarily related to legal and audit expenses, and an increase of $0.1 million in rent expense resulting from the expansion of our headquarters. The increases are offset by a decrease of $0.2 million in bad debt expense.

Interest and Other Income, Net. The decrease in interest and other income, net during the three months ended June 30, 2021, was primarily due to lower rates on interest earned on our money market accounts as compared to the prior year period.

Interest Expense. Interest expense increased $0.6 million from $0.4 million during the three months ended June 30, 2020, to $1.0 million during the three months ended June 30, 2021. The increase in interest expense was primarily due to an increase of $10.0 million in balances outstanding on our CRG Term Loan Facility.

Comparison of the six months ended June 30, 2021 and 2020

Revenue. Revenue increased $20.4 million, or 107.2%, from $19.0 million during the six months ended June 30, 2020, to $39.4 million during the six months ended June 30, 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold as the result of an expanded customer base and normalization of sales compared to the six months ended June 30, 2020, which was adversely impacted by government-mandated restrictions on elective procedures in response to the COVID-19 pandemic that lasted from March 2020 through May 2020 when such restrictions were largely eased.

Cost of Goods Sold Gross Profit and Gross Margin. Cost of goods sold increased $2.8 million, or 62.5%, from $4.5 million during the six months ended June 30, 2020, to $7.3 million during the six months ended June 30, 2021. The increase in cost of goods sold was primarily due to $2.1 million increase in direct costs of goods sold resulting from increased sales, $0.8 million increase in royalty expense resulting from our increased sales, and $0.6 million increase in overhead expenses resulting from expansion of our headquarters and headcount and the normalization of operations compared to the six months ended June 30, 2020, which was adversely impacted by pandemic-related restrictions on elective surgeries. The increases are offset by a decrease in provision for inventory obsolescence of $0.3 million resulting from a lower number of days in inventory and $0.5 million decrease in depreciation expense of our surgical instruments resulting from lower average net book value of surgical instruments. Gross margin increased from 76.4% during the six months ended June 30, 2020, to 81.5% during the six months ended June 30, 2021, primarily due to the decreased per unit direct costs of goods sold, depreciation expense of our surgical instruments, and provision for inventory obsolescence.

Sales and Marketing Expenses. Sales and marketing expenses increased $14.0 million, or 115.7% from $12.1 million during the six months ended June 30, 2020, to $26.1 million during the six months ended June 30, 2021. The increase in sales and marketing expenses was primarily due to growth in our overall business and normalization of sales operations compared to the six months ended June 30, 2020, in which we delayed expenditures for surgeon education events, patient outreach campaigns and other planned sales and marketing expenses to respond to the pandemic. Sales and marketing expenses increased as a result of an increase of $5.2 million in professional services primarily for higher commissions from increased sales, an increase of $3.7 million in advertising and marketing-related expenses from higher advertising fees and public relations expenses, an increase of $3.6 million in payroll and payroll-related expenses resulting from increased headcount of sales personnel, and an increase $0.7 million in clinical-related expenses resulting from increased sales.

Research and Development Expenses. Research and development expenses increased $1.9 million, or 77.6%, from $2.4 million for the six months ended June 30, 2020, to $4.3 million during the six months ended June 30, 2021. The increase in research and development expenses was primarily due to an increase of $1.2 million in payroll and payroll-related costs resulting from increased headcount of research personnel, an increase of $0.5 million in professional services from higher consulting and patent filing fees, and an increase of $0.3 million in clinical expenses resulting from higher purchases of materials used in our prototypes.

General and Administrative Expenses. General and administrative expenses increased $4.4 million, or 163.2%, to $7.1 million during the six months ended June 30, 2021, from $2.7 million during the six months ended June 30, 2020, when we implemented salary reductions, headcount freeze, and other actions in response to the pandemic. The increase in general and administrative expenses was primarily due to an increase of $2.8 million in payroll and payroll-related costs as we increased headcount in our business, an increase of $0.7 million in business-related expenses primarily resulting from increased insurance costs and fees, an increase of $0.7 million in professional services primarily related to legal and audit expenses, and an increase of $0.2 million in rent expense resulting from the expansion of our headquarters. The increases are offset by a decrease of $0.3 million in bad debt expense.

Interest and Other Income, Net. The decrease in interest and other income, net during the six months ended June 30, 2021, was primarily due to lower rates on interest earned on our money market accounts as compared to the prior year period.

Interest Expense. Interest expense increased $1.2 million from $0.9 million during the six months ended June 30, 2020, to $2.1 million during the six months ended June 30, 2021. The increase in interest expense was primarily due to an increase of $30.0 million in balances outstanding on our term loans and credit facility.

Liquidity and Capital Resources

Overview

Before our IPO, our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As of June 30, 2021, we had cash and cash equivalents of $119.6 million, an accumulated deficit of $28.9 million and $30.0 million of principal outstanding under our term loan agreement. We repaid $1.8 million in borrowings outstanding from the Paycheck Protection Program (PPP) loan program under the Coronavirus Aid Relief and Economic Recovery Act (CARES Act) (the “PPP Loan”) in March 2021. In July 2020, we entered into the new term loan agreement with CRG Servicing LLC (“CRG”) to obtain up to $50.0 million in financing over three tranches. We borrowed $30.0 million under the new facility with CRG and repaid prior existing outstanding debt under our credit facility with Silicon Valley Bank (“SVB”). We also amended our existing credit facility with SVB to increase the revolving line of credit from $5.0 million to $10.0 million. We received net proceeds of $107.6 million from our IPO. We believe that our existing cash and cash equivalents, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months. We may be required or decide to raise additional financing to support further growth of our operations.

Short-Term and Long-Term Obligations

Silicon Valley Bank Loan

On August 3, 2020, we entered into the Third Amendment to the Loan and Security Agreement (the “Third Amendment”), with Silicon Valley Bank (“SVB”) which terminated the third tranche term loan and increased the revolving line of credit to $10.0 million. The Loan and Security Agreement (“LSA”), as amended by the First Amendment, Second Amendment, and Third Amendment (collectively, the “SVB Credit Facility”) matures August 3, 2024. The SVB Credit Facility incurs interest at the greater of (i) 1.00% above the Prime Rate or (ii) 5.00%, and is subject to a termination fee of 1.00%.

As of June 30, 2021, we had $10.0 million of availability to borrow under the revolving line of credit and no borrowings outstanding related to our revolving line of credit.

Under the terms of the SVB Credit Facility, we granted SVB first priority liens and security interests in substantially all of our assets (excluding our intellectual property but including any proceeds and rights to payments associated with our intellectual property) as collateral. The SVB Credit Facility also contains certain representations and warranties, indemnification provisions in favor of SVB, affirmative and negative covenants (including, among other things, requirements that we maintain a minimum amount of liquidity and achieve minimum revenue targets, limitations on other indebtedness, liens, acquisitions, investments and dividends and requirements relating to financial reporting, sales and leasebacks, insurance and protection of our intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral), and events relating to bankruptcy or insolvency). As of June 30, 2021, we were in compliance with all covenants under the SVB Credit Facility.

CRG Term Loan Facility

On July 31, 2020, we entered into a non-revolving term loan facility with CRG (the “CRG Term Loan Facility”) to obtain up to $50.0 million in financing over three tranches to be advanced no later than December 31, 2021. Principal borrowings outstanding excluding discount and issuance costs as of June 30, 2021, totaled $30 million.

The CRG Term Loan Facility matures on June 30, 2025, and we can elect to make quarterly interest-only payments, to pay 7.50% interest in cash and 5.5% interest in-kind. We are not required to make any principal payments until the maturity of the CRG Term Loan Facility and all outstanding principal and accrued interest are due upon the maturity of the CRG Term Loan Facility. Interest under the CRG Term Loan Facility is applied to outstanding principal and accrued interest at a rate of 13.00% per annum. If an event of default occurs, interest under the CRG Term Loan Facility will increase by 4.00%. If we repay the CRG Term Loan Facility within one year of the applicable borrowing date, we are required to pay a premium of 20.00% of the aggregated outstanding principal amount of the loans that is repaid. If we repay the CRG Term Loan Facility between one and two years from the applicable borrowing date, we are required to pay a premium of 11.00% of the aggregated outstanding principal amount of the loans that is repaid. The CRG Term Loan Facility does not require a prepayment premium for loans being prepaid on the prepayment date that is after two years from the applicable borrowing date.

Under the terms of the CRG Term Loan Facility, we granted CRG first priority liens and security interests in substantially all of our assets as collateral (including our intellectual property), provided that the priority of such liens are subject to an intercreditor agreement between CRG and SVB. The CRG Term Loan Facility also contains certain representations and warranties, indemnification provisions in favor of CRG, affirmative and negative covenants (including, among other things, requirements that we maintain a minimum amount of liquidity and achieve minimum revenue targets, limitations on other indebtedness, liens, acquisitions, investments and dividends and requirements relating to financial reporting, sales and leasebacks, insurance and protection of our intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). As of June 30, 2021, we were in compliance with all covenants under the CRG Term Loan Facility.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of manufacturing our Lapiplasty System and ancillary products, as well as our sales and marketing and research and development expenses and related personnel costs. We expect our sales and marketing expenses to increase for the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth. We also expect R&D expenses to increase for the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as a result of operating as a public company and also expect to increase the size of our administrative function to support the growth of our business. The timing and amount of our operating expenditures will depend on many factors, including:

•	the scope and timing of our investment in our commercial infrastructure and sales force;
•	the costs of our ongoing commercialization activities including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of the Lapiplasty System;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	the research and development activities we intend to undertake in order to improve the Lapiplasty System and to develop or acquire additional products;
•	the emergence of competing technologies or other adverse market developments;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the impact of the COVID-19 pandemic on our operations and business.

Based upon our current operating plan, we believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Six Months Ended		Change
	June 30,
	2021	2020	Amount	%
	(in thousands, other than percent change)
Net cash (used in) provided by:
Operating activities	$(4,177)	$(2,740)	$(1,437)	52.4%
Investing activities	(866)	(923)	57	(6.2)%
Financing activities	106,585	1,829	104,756	5,727.5%
Net increase (decrease) in cash and cash equivalents	$101,542	$(1,834)	$103,376	(5,636.6)%

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021, increased by $1.4 million from the six months ended June 30, 2020, due to a decrease in operating assets and liabilities of $2.6 million offset by an increase in net loss of $3.7 million and decrease in noncash charges of $0.3 million. The decrease in net operating assets was primarily due to reduced purchases of inventories of $2.7 million, reduced settlements of accrued liabilities of $2.6 million due to greater decrease in accrued commissions and accrued compensation for the six months ended June 30, 2020, as compared to the six months ended June 30, 2021. This decrease in net operating assets is offset by an increase in prepaid expenses and other assets of $3.2 million resulting from an increase in general prepaid expenses due to our overall growth.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021, decreased by $0.1 million from the six months ended June 30, 2020. The decrease was primarily due to lower level of purchases of capitalized surgical instruments for our reusable surgical kits during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021, increased by $104.8 million from the six months ended June 30, 2020. The increase cash provided by financing activities was due to an increase in proceeds from the exercise of stock options of $0.7 million and the receipt of net cash proceeds of $107.6 million from the issuance shares of common stock, net of $10.6 million in issuance costs, upon completion of our IPO on April 27, 2021. The increase is offset by the repayment of our PPP loan from the SBA of $1.8 million in March 2021.

Surgeon Advisory Board Royalty Agreements

We recognized royalties’ expense of $0.9 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.  For the three and six month periods ended June 30, 2021 and 2020, the aggregate royalty rate was 4.1% and 4.3%, respectively. Each of the SAB Royalty Agreements prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

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

Beginning January 1, 2021, the Company adjusted the useful life of its capitalized instruments from 18 months to 36 months to align with the expected life of the instruments. The change in useful life is expected to reduce depreciation expense by $0.2 million per year. During the three and six months ended June 30, 2021, there were no other material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Recently Issued Accounting Pronouncements

See Note 3 to our condensed financial statements included elsewhere in this Quarterly Report for new accounting pronouncements not yet adopted as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. The risk associated with fluctuating interest rates is primarily limited to our cash equivalents, which are carried at quoted market prices. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a hypothetical 10% change in interest rates would not have a significant impact on our condensed financial statements included elsewhere in this Quarterly Report. As of June 30, 2021, our investments consisted only of low-yield overnight sweep investments. We do not currently use or plan to use financial derivatives in our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

(b)	Use of Proceeds from Public Offering of Common Stock

The registration statement on Form S-1 (File Nos. 333-254863) and the registration statement on Form S-1 (File No. 333- 255451) filed pursuant to Rule 462(b) relating thereto, each relating to the IPO of shares of our common stock, became effective on April 22, 2021. On April 27, 2021, we completed our IPO of 12,937,500 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. As part of the IPO, 6,953,125 shares of common stock issued and sold by us (inclusive of 703,125 shares pursuant to the exercise of the underwriters’ option) and 5,984,375 shares of common stock sold by the selling stockholders named in the Prospectus (inclusive of 984,375 shares pursuant to the exercise of the underwriters’ option), at a price to the public of $17.00 per share. We received net proceeds of approximately $107.6 million, after deducting underwriting discounts of $8.3 million and commissions and offering expenses payable by us of $2.3 million. Upon the completion of the IPO, all 6,687,475 shares of Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued cumulative dividends on Series A convertible preferred stock of $2.5 million.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Treace Medical Concepts, Inc.	8-K	001-40355	3.1	April 27, 2021
3.2	Amended and Restated Bylaws of Treace Medical Concepts, Inc.	8-K	001-40355	3.2	April 27, 2021
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1/A	333-254863	4.2	April 19, 2021
10.1+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Mark Hair	S-1/A	333-254863	10.6	April 19, 2021
10.2+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Jaime Frias	S-1/A	333-254863	10.7	April 19, 2021
10.3+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and John T. Treace	S-1/A	333-254863	10.13	April 19, 2021
10.4+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Daniel E. Owens
10.5+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Joe W. Ferguson
10.6+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Dipak A. Rajhansa
10.7+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Sean F. Scanlan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan
†

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Treace Medical Concepts, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treace Medical Concepts, Inc.

Date: August 5, 2021	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)