Form 10-Q
period 2021-09-30
TREACE MEDICAL CONCEPTS, INC.
filed 2021-11-04
CIK 1630627

333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 2, 2021, 53,172,614 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

These forward-looking statements include, but are not limited to, statements about:

•	the expected use of our products by physicians;
•	the expected growth of our business and our organization;
•	our expected uses of the net proceeds from our recent initial public offering (“IPO”) and our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to retain and recruit key personnel, including the continued development of a sales and marketing infrastructure;
•	our ability to obtain an adequate supply of materials and components for our products from our third-party suppliers, some of whom are single-source suppliers;
•	our plans and expected timeline related to our products, or developing new products, to address additional indications or otherwise;
•	our ability to obtain, maintain and expand regulatory clearances for our products and any new products we create;
•	our ability to manufacture sufficient quantities of our products with sufficient quality;
•	our ability to obtain and maintain intellectual property protection for our products;
•	our ability to expand our business into new geographic markets;
•	our compliance with extensive Nasdaq requirements and government laws, rules and regulations both in the United States and internationally;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our ability to identify and develop new and planned products and/or acquire new products;
•	the effect of the COVID-19 pandemic and its impact on our business;
•	developments and projections relating to our competitors or our industry; and
•	our plans to conduct further clinical trials.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$109,459	$18,079
Accounts receivable, net of allowance for doubtful accounts of $282 and $446 as of September 30, 2021 and December 31, 2020, respectively	11,795	14,486
Inventories	10,351	7,820
Prepaid expenses and other current assets	3,760	593
Total current assets	135,365	40,978
Property and equipment, net	2,225	829
Total assets	$137,590	$41,807
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,442	$2,265
Accrued liabilities	2,824	1,848
Accrued commissions	3,021	3,513
Accrued compensation	2,436	2,183
Short-term debt	-	1,788
Total current liabilities	10,723	11,597
Derivative liability on term loan	173	245
Long-term debt, net of discount of $679 and $811 as of September 30, 2021 and December 31, 2020, respectively	29,321	29,189
Total liabilities	40,217	41,031
Commitments and contingencies (Note 7)
Stockholders’ equity
Series A convertible preferred stock, $0.001 par value, 0 shares authorized and 0 shares issued and outstanding as of September 30, 2021; 6,687,500 shares authorized and 6,687,475 shares issued and outstanding as of December 31, 2020, respectively; liquidation value of $0 and $8,000 as of September 30, 2021 and December 31, 2020, respectively	—	7,935
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021; 0 shares authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 52,772,969 issued and outstanding as of September 30, 2021; 66,875,000 shares authorized, 37,366,865 issued and outstanding as of December 31, 2020	45	28
Common stock Class B, $0.001 par value, 0 shares authorized, issued and outstanding as of September 30, 2021; 1,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	132,614	14,166
Accumulated deficit	(35,286)	(21,353)
Total stockholders’ equity	97,373	776
Total liabilities and stockholders’ equity	$137,590	$41,807

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$21,619	$14,266	$60,980	$33,260
Cost of goods sold	4,248	2,911	11,519	7,386
Gross profit	17,371	11,355	49,461	25,874
Operating expenses
Sales and marketing	15,984	8,103	42,142	20,229
Research and development	2,537	1,511	6,827	3,925
General and administrative	4,310	1,804	11,405	4,500
Total operating expenses	22,831	11,418	60,374	28,654
Loss from operations	(5,460)	(63)	(10,913)	(2,780)
Interest and other income (expense), net	5	(1,784)	12	(1,748)
Interest expense	(963)	(808)	(3,032)	(1,707)
Other expense, net	(958)	(2,592)	(3,020)	(3,455)
Net loss and comprehensive loss	(6,418)	(2,655)	(13,933)	(6,235)
Convertible preferred stock cumulative and undeclared dividends	—	(161)	(196)	(479)
Net loss attributable to common stockholders	$(6,418)	$(2,816)	$(14,129)	$(6,714)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.08)	$(0.30)	$(0.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	52,766,150	37,069,294	46,603,487	37,063,446

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2020	6,687,475	$7,935	37,366,865	$28	$14,166	$(21,353)	$776
Issuance of common stock upon exercise of stock options	—	—	979,621	2	802	—	804
Vesting of restricted stock awards	—	—	5,866	—	—	—	—
Share-based compensation expense	—	—	—	—	2,116	—	2,116
Issuance of common stock from initial public offering, net of issuance costs and underwriting discount of $10.6 million	—	—	6,953,125	7	107,603	—	107,610
Issuance of common stock upon net exercise of warrants	—	—	621,570	1	(1)	—	—
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	(6,687,475)	(7,935)	6,845,922	7	7,928	—	—
Net loss	—	—	—	—	—	(13,933)	(13,933)
Balances at September 30, 2021	—	$—	52,772,969	$45	$132,614	$(35,286)	$97,373

Balances at December 31, 2019	6,687,475	$7,935	37,031,841	$28	$12,884	$(17,686)	$3,161
Issuance of common stock upon exercise of stock options	—	—	46,745	—	41	—	41
Share-based compensation expense	—	—	—	—	582	—	582
Net loss	—	—	—	—	—	(6,235)	(6,235)
Balances at September 30, 2020	6,687,475	$7,935	37,078,586	$28	$13,507	$(23,921)	$(2,451)

The accompanying notes are an integral part of these financial statements.

	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2021	—	$—	52,755,981	$45	$131,734	$(28,868)	$102,911
Issuance of common stock upon exercise of stock options	—	—	16,988	—	41	—	41
Share-based compensation expense	—	—	—	—	839	—	839
Net loss	—	—	—	—	—	(6,418)	(6,418)
Balances at September 30, 2021	—	$—	52,772,969	$45	$132,614	$(35,286)	$97,373

Balances at June 30, 2020	6,687,475	$7,935	37,068,288	$28	$13,382	$(21,266)	$79
Issuance of common stock upon exercise of stock options	—	—	10,298	—	—	—	—
Share-based compensation expense	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	(2,655)	(2,655)
Balances at September 30, 2020	6,687,475	$7,935	37,078,586	$28	$13,507	$(23,921)	$(2,451)

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(13,933)	$(6,235)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	409	1,002
(Recovery) Provision for allowance for doubtful accounts	(56)	212
Share-based compensation expense	2,116	582
Amortization of debt issuance costs	133	168
Gain on fair value adjustment to derivative liability	(72)	—
Provision for inventory obsolescence	179	528
Loss on early settlement of debt	—	639
Net changes in operating assets and liabilities:
Accounts Receivable	2,747	765
Inventory	(2,710)	(4,740)
Prepaid expenses and other assets	(3,168)	(138)
Accounts payable	177	2,142
Accrued liabilities	737	(1,867)
Net cash used in operating activities	(13,441)	(6,942)
Cash flows from investing activities
Purchases of property and equipment	(1,805)	(981)
Net cash used in investing activities	(1,805)	(981)
Cash flows from financing activities
Proceeds from interest bearing debt	—	29,530
Payments on interest bearing debt	—	(20,000)
Proceeds from SBA Loan	—	1,788
Repayments on SBA Loan	(1,788)	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs and underwriting fees of $10.6 million	107,610	—
Debt issuance costs	—	(179)
Proceeds from exercise of employee stock options	804	41
Net cash provided by financing activities	106,626	11,180
Net increase in cash and cash equivalents	91,380	3,257
Cash and cash equivalents at beginning of period	18,079	12,139
Cash and cash equivalents at end of period	$109,459	$15,396
Supplemental disclosure of cash flow information:
Cash paid for interest	2,917	1,146
NONCASH FINANCING ACTIVITIES:
Issuance of common stock upon exercise of warrants	1	—
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	7,935	—

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

The Company

Treace Medical Concepts, LLC was formed on July 29, 2013. Effective July 1, 2014, the entity converted to a C Corporation and changed its name to Treace Medical Concepts, Inc. (the “Company”). The Company is a commercial-stage orthopaedic medical device company with the goal of advancing the standard of care for the surgical management of bunion deformities and related midfoot correction. Bunions are complex three-dimensional deformities that originate from an unstable joint in the middle of the foot. The Company has pioneered and patented the Lapiplasty® 3D Bunion Correction™ system – a combination of instruments, implants, and surgical methods designed to correct all 3 planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles.  The Company recently expanded its offering with the Adductoplasty™ Midfoot Correction System, designed for reproducible correction of the midfoot which could provide further support to hallux valgus patients. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

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

Coronavirus Pandemic

The Company’s operations have been impacted by the coronavirus (“COVID-19”) pandemic beginning in 2020. In response to COVID-19, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential” to close and requiring elective procedures to be delayed. The Company’s revenue growth was adversely impacted, particularly by the restrictions on elective procedures, from March 2020 through May 2020, when such restrictions were largely eased. In the third quarter of 2021, the Company experienced a softening in the demand for procedures as hospital capacity was constrained as a result of increased hospitalizations caused by the COVID-19 Delta variant, particular in Florida, Texas and other areas significantly impacted by COVID-19. In addition to constraints in hospital capacity, the Company continues to observe disruption from deferral of elective procedures and hospital staffing shortages. There is still uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the United States and international economies, especially as more potentially contagious and virulent variants of the virus are spreading. While the Company has experienced revenue growth during the pandemic, if states implement shelter-in-place rules again or medical facilities implement restrictions on elective surgeries, the Company may be required to adjust its forecasted revenues and operating results.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the final prospectus filed with the SEC dated April 22, 2021 in connection with the Company’s IPO.

The unaudited condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2021.

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

Significant estimates and assumptions include reserves and write-downs related to accounts receivable, inventories, the recoverability of long term assets, valuation of equity instruments, valuation of common stock, share-based compensation, deferred tax assets and related valuation allowances and impact of contingencies.

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

Beginning January 1, 2021, the Company adjusted the useful life of its capitalized instruments from 18 months to 36 months. The change in useful life was made as a prospective adjustment and resulted in a decrease of depreciation expense of less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2021 and no impact on earnings per share. The change in useful life is expected to reduce depreciation expense by $0.2 million per year.

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

Concentration of Credit Risk

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. Sales of the Lapiplasty System and ancillary products accounted for the Company’s revenue for the three and nine months ended September 30, 2021 and 2020. No single customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2021 and 2020. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At September 30, 2021, and December 31, 2020, no customer accounted for more than 10% of accounts receivable.

Accounts Receivable and Allowances

Accounts receivable are generally from hospitals and ambulatory surgery centers and are stated at amounts billed less allowances for doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when the Company deems individual balances are no longer collectible. As of September 30, 2021 and December 31, 2020, accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million and $0.4 million, respectively. For the three months ended September 30, 2021 and 2020, the Company did not record a provision for bad debts. For the nine months ended September 30, 2021 and 2020, the Company recorded a recovery (provision) for bad debts of $0.1 million and $(0.2) million, respectively.

Inventories

Inventories consist primarily of surgical kits and components as finished goods and are stated at the lower of cost or net realizable value. Cost is determined based on an average cost method which approximates the first-in, first-out basis and includes primarily outsourced manufacturing costs and direct manufacturing overhead costs.

The Company reviews inventory for obsolescence and writes down inventory, as necessary. For the three months ended September 30, 2021 and 2020, the Company recorded a provision of $0.1 million and $0.2 million, respectively, for obsolete inventory to cost of goods sold. For the nine months ended September 30, 2021 and 2020, the Company recorded a provision of $0.2 million and $0.6 million, respectively, for obsolete inventory to cost of goods sold.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, were capitalized and recorded on the balance sheet. The deferred offering costs are offset against the proceeds received upon the closing of the IPO. At the closing of the IPO, the Company offset the proceeds received by $2.3 million in offering costs. As of September 30, 2021 and December 31, 2020, $0 and $0.2 million, respectively, in deferred offering costs were recorded on the condensed balance sheets. During the three and nine months ended September 30, 2021 and 2020, the Company did not write off any deferred offering costs.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. These ASUs (collectively the “new leasing standard”) requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840, Leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. The new standard is effective for the Company for fiscal years beginning after December 15, 2021 and early application is permitted. The Company is classified as an emerging growth company (“EGC”) as of September 30, 2021 and December 31, 2020 and has decided to take advantage of the extended transition period granted to EGCs for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. The Company is currently assessing the impact that this standard may have on its financial statements.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$109,256	$—	$—	$109,256
Total	$109,256	$—	$—	$109,256
Liabilities:
Derivative liability	$—	$—	$173	$173
Total	$—	$—	$173	$173

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$17,577	$—	$—	$17,577
Total	$17,577	$—	$—	$17,577
Liabilities:
Derivative liability	$—	$—	$245	$245
Total	$—	$—	$245	$245

(1)	Money market funds are included in cash and cash equivalents in the balance sheets as of September 30, 2021 and December 31, 2020.

As discussed in Note 6, in July 2020, the Company entered into a non-revolving term loan facility (the “CRG Term Loan Facility”) with CRG Servicing LLC (“CRG”) and accounted for embedded features in the agreement as a derivative liability with an initial fair value of $0.2 million. The derivative liability was accounted for at fair value using the income approach and inputs consisting of (a) the probability of events occurring that trigger an event of default of the Company’s term loans under the CRG Term Loan Facility, ranging from 1% to 2%, (b) the prepayment premium payable upon early redemption, and (c) additional interest payable upon an event of default. The Company recognized $0.1 million gain from adjustments to the fair value of the derivative liability in net loss for the three and nine months ended September 30, 2021. No adjustments to the fair value of the derivative liability were recorded in the three and nine months ended September 30, 2020.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$203	$502
Cash equivalents:
Money market funds	109,256	17,577
Total cash and cash equivalents	$109,459	$18,079

Property and equipment, net

The Company’s property and equipment, net considered of the following (in thousands):

	September 30, 2021	December 31, 2020
Furniture and fixtures, and equipment	$129	$131
Construction in progress	163	—
Machinery and equipment	266	226
Capitalized surgical equipment	3,733	2,652
Computer equipment	150	150
Leasehold improvements	191	168
Software	138	138
Total property and equipment	4,770	3,465
Less: accumulated depreciation and amortization	(2,545)	(2,636)
Property and equipment, net	$2,225	$829

Depreciation and amortization expense on property and equipment was $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense on property and equipment was $0.4 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Accrued liabilities

Accrued other liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued royalties expense	$1,171	$1,032
Accrued expense	797	565
Other	856	251
Total accrued liabilities	$2,824	$1,848

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

The Company issued warrants in connection with the SVB Credit Facility that gave the lender the right to purchase up to 713,330 shares of the Company’s Class A common stock (see Note 9).  The Company valued the warrants based upon the probability-weighted expected return method and option pricing model using the Black-Scholes option pricing model and accounted for the warrants as debt discount and additional paid in capital on the balance sheets. On April 28, 2021, the holders of the warrants exercised their warrants in a cashless net exercise using the closing price of the Company’s common stock on the prior business day of $31.27 as permitted by the warrant agreement.  The exercise price of the warrants was $4.0224.  Accordingly, the transaction resulted in 621,570 shares of the Company’s common stock being issued to the warrant holders. The Company paid issuance costs in connection with the SVB Credit Facility of $0.3 million which were recorded as a reduction of debt. The debt discount and debt issuance costs are amortized over the term of the debt using the effective interest method and included within interest expense on the statement of operations. Upon repayment of the term loans under the SVB Credit Facility in August 2020, the Company recognized a loss of $0.6 million for the three and nine months ended September 30, 2020 within Interest and other income (expense), net, relating to unamortized balance of debt issuance costs and debt discount.

The Company did not have any balances outstanding under the revolving line of credit as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company had $10.0 million in available borrowings on the line of credit and was in compliance with all covenants under the SVB Credit Facility.

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

As of September 30, 2021 and December 31, 2020, the balance outstanding under the CRG Term Loan Facility, net of debt issuance costs and debt discount, was $29.3 million and $29.2 million, respectively.

PPP Loan

The Company applied for and received a $1.8 million loan (the “PPP Loan”) under the Paycheck Protection Program  under the Coronavirus Aid Relief, and Economic Security Act. The PPP Loan, which was in the form of a promissory note, dated April 22, 2020, between the Company and SVB as the lender, was scheduled to mature on April 22, 2022 and accrued interest at a fixed rate of 1% per annum, and was payable monthly. The Company repaid $1.8 million borrowed under the PPP Loan in March 2021.

The Company’s debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Revolving line of credit
SVB Credit Facility	$—	$—
Term loans
CRG Term Loan Facility	30,000	30,000
PPP Loan	—	1,788
Total term loans	30,000	31,788
Less: debt discount and issuance costs	(679)	(811)
Total debt	29,321	30,977
Short-term debt	—	1,788
Long-term debt	$29,321	$29,189

As of September 30, 2021, future payments under term loan, including interest only payments and the final payment, were as follows (in thousands):

Fiscal Year
2021 (remaining)	$—
2022	—
2023	—
2024	—
2025	30,000
Total principal payments	30,000
Less: Unamortized debt discount and debt issuance costs	(679)
Total short-term and long-term debt	$29,321

During the three months ended September 30, 2021 and 2020, the Company recorded $1.0 million and $0.4 million, respectively, in interest expense related to the borrowings under the SVB Credit Facility and CRG Credit Facility. During the three and nine months ended September 30, 2021 and 2020, amortization of the debt discount was immaterial.

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

In November 2019 the Company amended the lease agreement to include additional space of the second floor of their existing building. In March 2021, the Company again amended the lease agreement to further expand the Company’s office space and extend the lease expiration date to five years from the commencement of the Company’s leasing of the expanded premises. The amended lease has commenced on September 1, 2021.

 The future minimum rental obligations required under non-cancelable leases at September 30, 2021, including the future minimum rental obligations under the amended lease, were as follows (in thousands):

Fiscal Year
2021 (remaining)	$172
2022	694
2023	715
2024	722
2025 & thereafter	1,275
Total minimum lease payments	$3,578

Total rent expense was $0.3 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Total rent expense was $0.5 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company has royalty agreements with certain members of its Surgeon Advisory Board providing for royalties based on each individual’s level of contribution. Each royalty agreement: (i) confirms the irrevocable transfer to the Company of all pertinent intellectual property rights; (ii) sets the applicable royalty rate; (iii) sets the period of time during which royalties are payable; (iv) is for a term of three years, renewable by the parties, and may be terminated by either party on 90 days’ notice for convenience (provided that if terminated by the Company for convenience the obligation to pay royalties is not affected); and (v) prohibits the payment of royalties on products sold to entities and/or individuals with whom the surgeon advisor or any other surgeon advisor entitled to royalties is affiliated. Each of the royalty agreements may be subsequently amended to add the license of additional intellectual property covering new products, and as a result, multiple royalty rates and duration of royalty payments may be included in one royalty agreement.

As of September 30, 2021 and December 31, 2020, the Company’s royalty agreements provide for (i) royalty payments for 10 years from first commercial sale of the relevant product and (ii) a royalty rate for each such agreement ranging from 0.4% to 3.0% of net sales for the particular product to which the surgeon contributed.

The Company recognized royalties’ expense of $1.1 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.  For the three months period ended September 30, 2021 and 2020, the aggregate royalty rate was 5.3% and 4.2%, respectively. For the nine months ended September 30, 2021 and 2020, the aggregate royalty rate was 4.5% and 4.3%, respectively.

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

8. Income Taxes

The Company has not recorded an income tax provision for the three and nine months ended September 30, 2021 and 2020 due to its operating losses. All losses before income taxes were generated in the United States.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the Company’s history of net losses, the deferred tax assets have been fully offset by full valuation allowance of $3.5 million and $5.5 million as of September 30, 2021 and December 31, 2020, respectively. The Company recorded a decrease of $2.0 million in the deferred tax asset valuation allowance for the three and nine months ended September 30, 2021 and 2020.

The federal and state net operating loss carryforwards and credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code and similar provisions under state law

The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 25.5% for each of the three and nine months ended September 30, 2021 and 2020. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was based on best estimates, which may fluctuate through the remainder of the year due to the volatility and uncertainty of global economic conditions in connection with the COVID-19 pandemic.

9. Stockholders’ Equity

Convertible Preferred Stock

 Under the Company’s Amended and Restated Certificate of Incorporation in effect immediately before completion of the IPO, the Company was authorized to issue up to 6,687,500 shares of Series A convertible preferred stock (the “Preferred Shares”), with 6,687,475 shares issued and outstanding as of December 31, 2020. Immediately before the completion of the IPO, all outstanding Preferred Shares were converted into shares of the Company’s common stock. Accordingly, no Preferred Shares were outstanding as of September 30, 2021.

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

Shares Reserved for Future Issuance

As of September 30, 2021 and December 31, 2020, the Company had reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2021	2020
Series A convertible preferred stock outstanding	—	6,687,475
Warrants to purchase Class A common stock	—	713,330
Common stock options and restricted stock awards issued and outstanding	8,860,215	8,081,828
Estimated preferred share conversion for dividends in kind	—	334,316
Common stock available for future issuances	238,366,816	—
Class A common stock available for future issuances	—	13,691,186
Class B common stock available for future issuances	—	1,000,000
Total	247,227,031	30,508,135

Stock Option Plan

2021 Incentive Award Plan

In April 2021, the Company’s Board of Directors and stockholders approved the 2021 Incentive Award Plan (“2021 Plan”). The Company has initially reserved 5,046,278 shares of common stock for issuance pursuant to a variety of share-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Plan will be increased by (i) the number of shares represented by awards outstanding under the Company’s 2014 Stock Plan (“2014 Plan”) that become available for issuance under the terms of the 2021 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5.0% of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 37,847,090 shares of stock may be issued upon the exercise of incentive stock options. At September 30, 2021, 3,813,710 shares of Common Stock remain available for issuance as awards under the 2021 Plan, which awards may include incentive stock options, non-statutory stock options, or stock purchase rights.

Under the 2014 Plan, the Company was authorized to issue stock purchase rights and to grant options to purchase Class A Common Stock to employees, directors and consultants. Stock options under the 2014 Plan have a term of no more than ten years from the date of grant and vest in equal installments over a maximum of five years. No other awards can be granted under the 2014 Plan. 1,293,589 shares of Common Stock reserved for awards under the 2014 Stock Plan were canceled at the time of adoption of the 2021 Stock Plan and are no longer reserved for issuance of awards.

Activity under the Stock Plans is set forth below:

	Outstanding Options
	Number of Shares	Weighted- Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price
Balance, December 31, 2020	8,081,828	6.86	$1.82
Options granted	1,787,761		$17.01
Options exercised	(979,616)		$0.85
Options canceled	(48,782)		$4.71
Balance, September 30, 2021	8,841,191	6.98	$4.98
Options vested and expected to vest at September 30, 2021	8,257,977	6.86	$4.66
Options vested and exercisable at September 30, 2021	4,900,066	5.62	$1.36

       The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of period end. Aggregate intrinsic values of options outstanding, options vested and expected to vest and options exercisable were $194.0 million, $183.6 million and $125.1 million as of September 30, 2021, respectively.

Restricted Stock Awards

In June 2021, the Company granted restricted stock awards (“RSA”). During the three months ended September 30, 2021 and 2020, the Company did not grant any RSAs, and during the nine months ended September 30, 2021 and 2020, the Company granted 24,890 RSAs and 0 RSAs, respectively. The Company had 19,024 RSAs and 0 RSAs outstanding as of September 30, 2021 and December 31, 2020, respectively. The weighted average grant-date fair value per share of RSAs outstanding as of September 30, 2021 and December 31, 2020 was $35.46 and $0, respectively.

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

Share-Based Compensation

During the three months ended September 30, 2021 and 2020, the Company granted stock options to employees to purchase an aggregate of 415,125 and 280,000 shares, respectively, of the Company’s common stock. During the nine months ended September 30, 2021 and 2020, the Company granted stock options to employees to purchase an aggregate of 1,787,761 and 659,725 shares, respectively. The weighted-average grant date fair value of the employee stock options granted during the three months ended September 30, 2021 and 2020 were $10.47 and $3.20 per share, respectively. The weighted-average grant date fair value of the employee stock options granted during the nine months ended September 30, 2021 and 2020 were $6.90 and $2.90 per share, respectively.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the grant dates with the following weighted-average assumptions for options granted during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.3	3.3	4.7	3.0
Expected volatility	36.29%	49.10%	42.45%	47.53%
Risk-free interest rate	0.88%	0.18%	0.67%	0.42%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

Risk-Free Interest Rate

The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the share-based awards’ expected term.

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

Share-Based Compensation Expense

Share-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and marketing expense	$278	$124	$795	$305
Research and development expense	129	45	295	153
General and administrative expense	432	(44)	1,026	124
Total	$839	$125	$2,116	$582

As of September 30, 2021 and December 31, 2020, there was $8.3 million and $4.1 million, respectively, of unrecognized share-based compensation expense related to unvested common stock options, which the Company expects to recognize over a weighted-average period of 2.56 years and 3.01 years, respectively.

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted- average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2021 and 2020, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(6,418)	$(2,655)	$(13,933)	$(6,235)
Adjust: Convertible preferred stock cumulative and undeclared dividends	—	(161)	(196)	(479)
Net loss attributable to common stockholders	(6,418)	(2,816)	(14,129)	(6,714)
Denominator
Weighted-average common stock outstanding, basic and diluted	52,766,150	37,069,294	46,603,487	37,063,446
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.08)	$(0.30)	$(0.18)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	September 30,	December 31,
	2021	2020
Series A convertible preferred stock outstanding	—	6,687,475
Warrants to purchase Class A common stock	—	713,330
Common stock option and restricted stock awards issued and outstanding	8,860,215	8,081,828
Total	8,860,215	15,482,633

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

Overview

We are a commercial-stage orthopaedic medical device company with the goal of advancing the standard of care for the surgical management of bunion deformities. Bunions are complex three-dimensional (3D) deformities that originate from an unstable joint in the middle of the foot. We have pioneered our proprietary Lapiplasty® 3D Bunion Correction™ System (the “Lapiplasty System”) —a combination of instruments, implants and surgical methods (the “Lapiplasty Procedure”) designed to correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. Our mission is to be the leader in the surgical treatment of bunions by establishing the Lapiplasty System as the standard of care.

We were formed in 2013 and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 35,000 Lapiplasty Procedure Kits in the United States. The Lapiplasty System is comprised of single-use implant kits (“Lapiplasty Procedure Kits”) and reusable instrument trays. We market and sell our Lapiplasty System to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agents across 98 territories in the United States. As of September 30, 2021, we had 59 direct sales representatives, 43 independent sales agents, and ten regional sales vice presidents who are responsible for managing the sales representatives and independent sales agents. For the three months ended September 30, 2021, employee sales representatives generated approximately 53% of revenues while approximately 47% of revenues came through independent sales agents. For the nine months ended September 30, 2021, employee sales representatives generated approximately 50% of revenues while approximately 50% of revenues came through independent sales agents.

For the three months ended September 30, 2021, we generated revenue of $21.6 million, with a gross margin of 80.4% and net loss of $6.4 million, compared to revenue of $14.3 million, with a gross margin of 79.6% and net loss of $2.7 million for the three months ended September 30, 2020.

On April 27, 2021, we completed our initial public offering (“IPO”) of 12,937,500 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. Before our IPO, our primary sources of capital have been private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As part of the IPO, 6,953,125 shares of common stock were issued and sold by us (inclusive of 703,125 shares pursuant to the exercise of the underwriters’ option) and 5,984,375 shares of common stock were sold by the selling stockholders named in the Prospectus (inclusive of 984,375 shares pursuant to the exercise of the underwriters’ option), at a price to the public of $17.00 per share. We received net proceeds of approximately $107.6 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses payable by us of $2.3 million. Upon the completion of the IPO, all 6,687,475 shares of Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued cumulative dividends on Series A convertible preferred stock of $2.5 million. As of September 30, 2021, we had cash and cash equivalents of $109.5 million, an accumulated deficit of $35.3 million and $30.0 million of principal outstanding under our term loan agreement.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and in response to COVID-19 at that time, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential” to close and requiring elective procedures to be delayed. These restrictions began to adversely affect our revenue growth and operating results during the three months ended March 31, 2020. While we are encouraged by our results since restrictions were eased at the end of the second quarter of 2020 and with the introduction of vaccines in early 2021, we are aware that the actual and perceived impact of COVID-19 is changing and cannot be predicted, particularly due to potentially more contagious and virulent variants of the virus becoming prevalent and vaccination rates in the United States slowing. For example, during the three months ended September 30, 2021, the volume of procedures utilizing our product were adversely impacted by elective surgery delays and cancellations, and hospital capacity constraints due to increased hospitalizations caused by the COVID-19 Delta variant, particularly in Florida, Georgia, Texas and other areas significantly impacted by COVID-19. In addition to constraints in hospital capacity, we continue to observe disruptions from deferral of elective procedures and hospital staffing shortages. We cannot assure you that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our products, and we expect the pandemic could continue to negatively impact our business, financial condition and results of operations.

Key Business Metrics

We regularly review a number of operating and financial metrics, including the number of Lapiplasty Procedure Kits sold, the number of active surgeons using the Lapiplasty System and utilization rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. The number of Lapiplasty Procedure Kits sold during the three months ended September 30, 2021 increased by 1,181 or 42.5% over the three months ended September 30, 2020, and the number of active surgeons1 as of September 30, 2021 was 1,592, an increase of 41% from September 30, 2020. The utilization rate for the three months ended September 30, 2021 increased 16.3% over the three months ended September 30, 2020 to an average of 10.0 Lapiplasty Procedure Kits per active surgeon.2

We believe that the number of Lapiplasty Procedure Kits sold, number of active surgeons using the Lapiplasty System and utilization rate are useful indicators of our ability to drive adoption of the Lapiplasty System and generate revenue and are helpful in tracking the progress of our business. While we believe these metrics are representative of our current business, we anticipate these metrics may be substituted for additional or different metrics as our business grows.

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

Investments in Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business. In sales and marketing, we are dedicating meaningful resources to expand our sales force and management team in the United States, as well as our patient focused marketing campaigns

[1]	We define the number of active surgeons as the number of surgeons that performed at least one procedure using the Lapiplasty System in the trailing twelve-month period.
[2]	We define utilization rate as the number of Lapiplasty Procedure Kits sold divided by the number of active surgeons.

. We are hiring additional direct sales representatives and employee field sales management to strategically access more regions with high densities of prospective patients and by focusing the efforts of our independent sales channel on our products. In research and development, our team and our Surgeon Advisory Board are continually working on next-generation innovations of the Lapiplasty System and related products. In addition to expanding our Lapiplasty offerings with products like the Lapiplasty Mini-Incision System, we are continually exploring opportunities to advance our core Lapiplasty System instrumentation and implants to further improve surgical efficiency, enhance reproducibility of outcomes and speed surgical recovery for patients.

We are also pursuing the development and potential commercialization, if cleared, of new products to address ancillary surgical procedures performed routinely in connection with the Lapiplasty Procedure. For example, to help address midfoot deformities that can occur in up to 30% of bunion patients, we developed and, in September 2021, announced the commercial launch of the Adductoplasty™ System. The Adductoplasty™ System brings together our implants and instrumentation to provide a comprehensive system designed for reproducible realignment, stabilization, and fusion of the midfoot and thus, provides surgeons with a precision, instrumented approach to treat both the bunion and coexisting midfoot deformities.

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

Components of Our Results of Operations

Revenue

We currently derive nearly all of our revenue from the sale of our proprietary Lapiplasty System, and to a lesser extent from ancillary products. The Lapiplasty System is comprised of single-use implant kits and reusable instrument trays. We sell the Lapiplasty System to physicians, surgeons, hospitals and ambulatory surgery centers in the United States through a network of independent agents and employee sales representatives. Our primary product is the Lapiplasty System, which is an instrumented, reproducible approach to 3D bunion correction that helps patients rapidly return to weight-bearing in a post-operative boot. We also offer other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2021. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our sales territories, new accounts and trained physician base and as existing physician customers perform more Lapiplasty Procedures, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, sales commissions and share-based compensation, related to selling and marketing functions, physician education programs, training, travel expenses, marketing initiatives including our direct-to-patient outreach program and advertising, market research and analysis and conferences and trade shows. We expect sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth, though it may fluctuate from quarter to quarter.

Research and Development

Research and development (R&D) expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, patent costs, and other costs associated with products and technologies that are in development. These expenses include compensation for personnel, including salaries, bonuses, benefits and share-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and allocated overhead costs. We expect R&D expenses to continue to increase in absolute dollars in the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products, though it may fluctuate from quarter to quarter due to a variety of factors, including the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

General and Administrative

General and administrative expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits and share-based compensation, related to finance, information technology, legal and human resource functions, as well as professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars in the foreseeable future as we hire personnel and our expand infrastructure to both drive and support the anticipated growth in our organization and due to additional legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses associated with operating as a public company, though it may fluctuate from quarter to quarter.

Interest and other income, net

Interest income and other income, net consists of interest received on our money market funds.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount related to outstanding borrowings during the reported periods.

Results of Operations

For the three and nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Revenue	$21,619	$14,266	$7,353	51.5%	$60,980	$33,260	$27,720	83.3%
Cost of goods sold	4,248	2,911	1,337	45.9%	11,519	7,386	4,133	56.0%
Gross profit	17,371	11,355	6,016	53.0%	49,461	25,874	23,587	91.2%
Operating expenses
Sales and marketing	15,984	8,103	7,881	97.3%	42,142	20,229	21,913	108.3%
Research and development	2,537	1,511	1,026	67.9%	6,827	3,925	2,902	73.9%
General and administrative	4,310	1,804	2,506	138.9%	11,405	4,500	6,905	153.4%
Total operating expenses	22,831	11,418	11,413	100.0%	60,374	28,654	31,720	110.7%
Loss from operations	(5,460)	(63)	(5,397)		(10,913)	(2,780)	(8,133)
Interest and other income (expense), net	5	(1,784)	1,789	-100.3%	12	(1,748)	1,760	(100.7)%
Interest expense	(963)	(808)	(155)	19.2%	(3,032)	(1,707)	(1,325)	77.6%
Other expense, net	(958)	(2,592)	1,634	(63.0)%	(3,020)	(3,455)	435	(12.6)%
Net loss and comprehensive loss	(6,418)	(2,655)	(3,763)	141.7%	(13,933)	(6,235)	(7,698)	123.5%

The following shows the three months and nine months results of operations as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	19.6%	20.4%	18.9%	22.2%
Gross profit	80.4%	79.6%	81.1%	77.8%
Operating expenses
Sales and marketing	73.9%	56.8%	69.1%	60.8%
Research and development	11.7%	10.6%	11.2%	11.8%
General and administrative	19.9%	12.6%	18.7%	13.5%
Total operating expenses	105.6%	80.0%	99.0%	86.2%
Loss from operations	(25.2)%	(0.4)%	(17.9)%	(8.4)%
Interest and other income (expense), net	0.0%	(12.5)%	0.0%	(5.3)%
Interest expense	(4.5)%	(5.7)%	(5.0)%	(5.1)%
Other expense, net	(4.5)%	(18.2)%	(5.0)%	(10.4)%
Net loss and comprehensive loss	(29.7)%	(18.6)%	(22.9)%	(18.8)%

Comparison of the three months ended September 30, 2021 and 2020

Revenue. Revenue increased $7.4 million, or 51.5%, from $14.3 million during the three months ended September 30, 2020, to $21.6 million during the three months ended September 30, 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold as the result of an expanded customer base.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased $1.3 million, or 45.9%, from $2.9 million during the three months ended September 30, 2020, to $4.2 million during the three months ended September 30, 2021. The increase in cost of goods sold was primarily due to $0.8 million increase in direct costs of goods sold resulting from increased sales, $0.5 million increase in royalty expense resulting from our increased sales, and $0.1 million increase in overhead expenses, which were offset by a reduction of $0.1 million in depreciation expense from our surgical instruments. Gross profit and gross margin increased from $11.4 million and 79.6%, respectively, during the three months ended September 30, 2020, to $17.4 million and 80.4%, respectively, during the three months ended September 30, 2021, primarily due to the decreased per unit direct costs of goods sold and depreciation expense of our surgical instruments, which were offset by an increase in royalties expense as a percent of sales.

Sales and Marketing Expenses. Sales and marketing expenses increased $7.9 million, or 97.3%, from $8.1 million during the three months ended September 30, 2020, to $16.0 million during the three months ended September 30, 2021. The increase in sales and marketing expenses was primarily due to growth in our overall business and normalization of sales operations compared to the three months ended September 30, 2020, during which we delayed expenditures for surgeon education events, patient outreach campaigns and other planned sales and marketing expenses in connection with the pandemic. Sales and marketing expenses also increased as a result of an increase of $2.1 million in professional services primarily for higher commissions from increased sales, an increase of $2.3 million in advertising and marketing-related expenses primarily due to higher advertising fees and a new television commercial campaign, an increase of $1.7 million in payroll and payroll-related expenses resulting from increased headcount of sales personnel, and $0.5 million in other marketing-related expenses resulting from increased sales efforts.

Research and Development Expenses. Research and development expenses increased $1.0 million, or 67.9%, from $1.5 million for the three months ended September 30, 2020, to $2.5 million during the three months ended September 30, 2021. The increase in research and development expenses was due to an increase of $0.5 million in payroll and payroll-related costs resulting from increased headcount of research personnel, an increase of $0.2 million in professional services from higher consulting and patent filing fees, and an increase of $0.1 million in clinical expenses resulting from increased purchases of materials used in our prototypes.

General and Administrative Expenses. General and administrative expenses increased $2.5 million, or 138.9%, from $1.8 million during the three months ended September 30, 2020, to $4.3 million during the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $0.7 million in payroll and payroll-related costs as we increased headcount in our business, an increase of $0.8 million in business-related expenses primarily resulting from increased insurance costs and fees, an increase of $0.4 million in professional services primarily related to legal and audit expenses, and an increase of $0.1 million in rent expense resulting from the expansion of our headquarters.

Interest and Other Income (Expense), Net. The increase in interest and other income (expense), net during the three months ended September 30, 2021, was primarily due to the recognition of loss of $0.6 million from the extinguishment of term loans under the SVB Credit Facility and $1.2 million paid as a prepayment penalty upon termination of the loans under the SVB Credit Facility.

Interest Expense. Interest expense increased $0.2 million from $0.8 million during the three months ended September 30, 2020, to $1.0 million during the three months ended September 30, 2021. The increase in interest expense was primarily due to an increase of $10.0 million in balances outstanding on our CRG Term Loan Facility for all three months in the current quarter as compared to two months for the prior year quarter.

Comparison of the nine months ended September 30, 2021 and 2020

Revenue. Revenue increased $27.7 million, or 83.3%, from $33.3 million during the nine months ended September 30, 2020, to $61.0 million during the nine months ended September 30, 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold as the result of an expanded customer base and normalization of sales compared to the nine months ended September 30, 2020, which was adversely impacted by government-mandated restrictions on elective procedures in response to the COVID-19 pandemic that lasted from March 2020 through May 2020 when such restrictions were largely eased.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased $4.1 million, or 56.0%, from $7.4 million during the nine months ended September 30, 2020, to $11.5 million during the nine months ended September 30, 2021. The increase in cost of goods sold was primarily due to $2.9 million increase in direct costs of goods sold resulting from increased sales, $1.3 million increase in royalty expense resulting from our increased sales, and $0.4 million increase in overhead expenses resulting from expansion of our headquarters and headcount and the normalization of operations compared to the nine months ended September 30, 2020, which was adversely impacted by pandemic-related restrictions on elective surgeries. The increases are offset by a decrease in provision for inventory obsolescence of $0.3 million resulting from a lower number of days in inventory and $0.6 million decrease in depreciation expense of our surgical instruments resulting from lower average net book value of surgical instruments. Gross profit and gross margin increased from $25.9 million and 77.8%, respectively, during the nine months ended September 30, 2020, to $49.5 million and 81.1%, respectively, during the nine months ended September 30, 2021, primarily due to the decreased per unit direct costs of goods sold, depreciation expense of our surgical instruments, and provision for inventory obsolescence.

Sales and Marketing Expenses. Sales and marketing expenses increased $21.9 million, or 108.3% from $20.2 million during the nine months ended September 30, 2020, to $42.1 million during the nine months ended September 30, 2021. The increase in sales and marketing expenses was primarily due to growth in our overall business and normalization of sales operations compared to the nine months ended September 30, 2020, in which we delayed expenditures for surgeon education events, patient outreach campaigns and other planned sales and marketing expenses to respond to the pandemic. Sales and marketing expenses increased as a result of an increase of $7.1 million in professional services primarily for higher commissions from increased sales, an increase of $4.9 million in advertising and marketing-related expenses from higher advertising fees, a new television commercial campaign and, public relations expenses, an increase of $4.9 million in payroll and payroll-related expenses resulting from increased headcount of sales personnel, $1.0 million in travel and related expenses, and an increase $1.7 million in clinical-related expenses resulting from increased sales.

Research and Development Expenses. Research and development expenses increased $2.9 million, or 73.9%, from $3.9 million for the nine months ended September 30, 2020, to $6.8 million during the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase of $1.6 million in payroll and payroll-related costs resulting from increased headcount of research personnel, an increase of $0.7 million in professional services from higher consulting and patent filing fees, and an increase of $0.3 million in clinical expenses resulting from higher purchases of materials used in our prototypes.

General and Administrative Expenses. General and administrative expenses increased $6.9 million, or 153.4%, to $11.4 million during the nine months ended September 30, 2021, from $4.5 million during the nine months ended September 30, 2020, when we implemented salary reductions, headcount freeze, and other actions in response to the pandemic. The increase in general and administrative expenses was primarily due to an increase of $3.2 million in payroll and payroll-related costs as we increased headcount in our business, an increase of $1.3 million in business-related expenses primarily resulting from increased insurance costs and fees, an increase of $1.3 million in professional services primarily related to legal and audit expenses, and an increase of $0.3 million in rent expense resulting from the expansion of our headquarters. The increases are offset by a decrease of $0.3 million in bad debt expense.

Interest and Other Income (Expense), Net. The decrease in interest and other income (expense), net during the three months ended September 30, 2021, was primarily due to the recognition of loss of $0.6 million from the extinguishment of term loans under the SVB Credit Facility and $1.2 million paid as a prepayment penalty upon termination of the loans under the SVB Credit Facility.

Interest Expense. Interest expense increased $1.3 million from $1.7 million during the nine months ended September 30, 2020, to $3.0 million during the nine months ended September 30, 2021. The increase in interest expense was primarily due to an increase of $30.0 million in balances outstanding on our term loans and credit facility.

Liquidity and Capital Resources

Overview

Before our IPO, our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As of September 30, 2021, we had cash and cash equivalents of $109.4 million, an accumulated deficit of $35.3 million and $30.0 million of principal outstanding under our term loan agreement. We repaid $1.8 million in borrowings outstanding from the Paycheck Protection Program loan program (the “PPP Loan”) under the Coronavirus Aid Relief and Economic Recovery Act  in March 2021. In July 2020, we entered into the new term loan agreement with CRG Servicing LLC (“CRG”) to obtain up to $50.0 million in financing over three tranches. We borrowed $30.0 million under the new facility with CRG and repaid prior existing outstanding debt under our credit facility with Silicon Valley Bank (“SVB”). We also amended our existing credit facility with SVB to increase the revolving line of credit from $5.0 million to $10.0 million. We received net proceeds of $107.6 million from our IPO. We believe that our existing cash and cash equivalents, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months. We may be required or decide to raise additional financing to support further growth of our operations.

Short-Term and Long-Term Obligations

Silicon Valley Bank Loan

On August 3, 2020, we entered into the Third Amendment to the Loan and Security Agreement (the “Third Amendment”), with SVB which terminated the third tranche term loan and increased the revolving line of credit to $10.0 million. The Loan and Security Agreement (“LSA”), as amended by the First Amendment, Second Amendment, and Third Amendment (collectively, the “SVB Credit Facility”) matures August 3, 2024. The SVB Credit Facility incurs interest at the greater of (i) 1.00% above the Prime Rate or (ii) 5.00%, and is subject to a termination fee of 1.00%.

As of September 30, 2021, we had $10.0 million of availability to borrow under the revolving line of credit and no borrowings outstanding related to our revolving line of credit.

Under the terms of the SVB Credit Facility, we granted SVB first priority liens and security interests in substantially all of our assets (excluding our intellectual property but including any proceeds and rights to payments associated with our intellectual property) as collateral. The SVB Credit Facility also contains certain representations and warranties, indemnification provisions in favor of SVB, affirmative and negative covenants (including, among other things, requirements that we maintain a minimum amount of liquidity and achieve minimum revenue targets, limitations on other indebtedness, liens, acquisitions, investments and dividends and requirements relating to financial reporting, sales and leasebacks, insurance and protection of our intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral), and events relating to bankruptcy or insolvency). As of September 30, 2021, we were in compliance with all covenants under the SVB Credit Facility.

CRG Term Loan Facility

On July 31, 2020, we entered into a non-revolving term loan facility with CRG (the “CRG Term Loan Facility”) to obtain up to $50.0 million in financing over three tranches to be advanced no later than December 31, 2021. Principal borrowings outstanding excluding discount and issuance costs as of September 30, 2021, totaled $30 million.

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

Under the terms of the CRG Term Loan Facility, we granted CRG first priority liens and security interests in substantially all of our assets as collateral (including our intellectual property), provided that the priority of such liens are subject to an intercreditor agreement between CRG and SVB. The CRG Term Loan Facility also contains certain representations and warranties, indemnification provisions in favor of CRG, affirmative and negative covenants (including, among other things, requirements that we maintain a minimum amount of liquidity and achieve minimum revenue targets, limitations on other indebtedness, liens, acquisitions, investments and dividends and requirements relating to financial reporting, sales and leasebacks, insurance and protection of our intellectual property rights) and events of default (including payment defaults, breaches of covenants following any applicable cure period, investor abandonment, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). As of September 30, 2021, we were in compliance with all covenants under the CRG Term Loan Facility.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of manufacturing our Lapiplasty System and ancillary products, as well as our sales and marketing and research and development expenses and related personnel costs. We expect our sales and marketing expenses to increase for the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth. We also expect R&D expenses to increase for the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as a result of operating as a public company and also expect to increase the size of our administrative function to support the growth of our business. From time to time, we may also consider additional investments in technologies, assets and businesses to expand or enhance our product offerings. The timing and amount of our operating expenditures will depend on many factors, including:

•	the scope and timing of our investment in our commercial infrastructure and sales force;
•	the costs of our ongoing commercialization activities including product sales, marketing, manufacturing and distribution;
•	the scope of our marketing efforts, including the degree to which we utilize direct to consumer campaigns;
•	the degree and rate of market acceptance of the Lapiplasty System;
•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including enforcing our intellectual property rights against infringing products or technologies;

•	our need to implement additional infrastructure and internal systems;
•	the research and development activities we intend to undertake in order to improve the Lapiplasty System and to develop or acquire additional products;
•	the investments we make in acquiring other technologies, assets or businesses to expand our product portfolio;
•	the success or emergence of new competing technologies or other adverse market developments;

•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the impact of the COVID-19 pandemic on our operations and business.

Based upon our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong or that may change in the future, and we could utilize our available capital resources sooner than we expect. We may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Nine Months Ended		Change
	September 30,
	2021	2020	Amount	%
	(in thousands, other than percent change)
Net cash (used in) provided by:
Operating activities	$(13,441)	$(6,942)	$(6,499)	93.6%
Investing activities	(1,805)	(981)	(824)	84.0%
Financing activities	106,626	11,180	95,446	853.7%
Net increase in cash and cash equivalents	$91,380	$3,257	$88,123	2,705.5%

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021, increased by $6.5 million from the nine months ended September 30, 2020, due to an increase in operating assets and liabilities of $1.6 million offset by an increase in net loss of $7.7 million and decrease in noncash charges of $0.4 million. The decrease in net operating assets was primarily due to reduced purchases of inventories of $1.7 million, reduced settlements of accrued liabilities of $1.0 million due to greater decrease in accrued commissions and accrued compensation for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2021. This decrease in net operating assets is offset by an increase in prepaid expenses and other assets of $3.0 million resulting from an increase in general prepaid expenses due to our overall growth.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021, increased by $0.8 million from the nine months ended September 30, 2020. The increase was primarily due to increased level of purchases of capitalized surgical instruments for our reusable surgical kits during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021, increased by $95.5 million from the nine months ended September 30, 2020. The increase cash provided by financing activities was due to an increase in proceeds from the exercise of stock options of $0.7 million and the receipt of net cash proceeds of $107.6 million from the issuance shares of common stock, net of $10.6 million in issuance costs, upon completion of our IPO on April 27, 2021. The increase is offset by the repayment of our PPP Loan from the SBA of $1.8 million in March 2021. During the nine months ended September 30, 2020, we received $10.0 million in net proceeds from borrowings on interest bearing debt while during the nine months ended September 30, 2021, we did not have any proceeds from borrowings on interest bearing debt.

Surgeon Advisory Board Royalty Agreements

We recognized royalties’ expense of $1.1 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.  For the three months ended September 30, 2021 and 2020, the aggregate royalty rate was 5.3% and 4.2%, respectively. For the nine months ended September 30, 2021 and 2020, the aggregate royalty rate was 4.5% and 4.3%, respectively. Each of the SAB Royalty Agreements prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

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

Beginning January 1, 2021, the Company adjusted the useful life of its capitalized instruments from 18 months to 36 months to align with the expected life of the instruments. The change in useful life is expected to reduce depreciation expense by $0.2 million per year. During the three and nine months ended September 30, 2021, there were no other material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Recently Issued Accounting Pronouncements

See Note 3 to our condensed financial statements included elsewhere in this Quarterly Report for new accounting pronouncements not yet adopted as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. The risk associated with fluctuating interest rates is primarily limited to our cash equivalents, which are carried at quoted market prices. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a hypothetical 10% change in interest rates would not have a significant impact on our condensed financial statements included elsewhere in this Quarterly Report. As of September 30, 2021, our investments consisted only of low-yield overnight sweep investments. We do not currently use or plan to use financial derivatives in our investment portfolio.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1*+	Release Agreement by and between Treace Medical Concepts, Inc. and Dipak A. Rajhansa
10.2*+	Change in control severance agreement by and between Treace Medical Concepts, Inc. and Aaron Berutti
10.3*+	Change in control severance agreement by and between Treace Medical Concepts, Inc. and Terry Lubben
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan
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

Treace Medical Concepts, Inc.

Date: November 4, 2021	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)