Form 10-Q
period 2022-03-31
TREACE MEDICAL CONCEPTS, INC.
filed 2022-05-06
CIK 1630627

333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, 55,278,942 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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
•
our expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
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
•
our compliance with Nasdaq requirements and government laws, rules and regulations both in the United States and internationally;
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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in our Annual Report on Form 10-K under “Part I, Item 1A-Risk Factors” and listed under "Risk Factors" and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$98,483	$105,833
Accounts receivable, net of allowance for doubtful accounts of $509 and $414 as of March 31, 2022 and December 31, 2021, respectively	15,995	18,568
Inventories	11,112	10,561
Prepaid expenses and other current assets	1,723	3,010
Total current assets	127,313	137,972
Property and equipment, net	3,996	2,849
Operating lease right-of-use assets	15,069	—
Other non-current assets	134	—
Total assets	$146,512	$140,821
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,448	$4,056
Accrued liabilities	3,552	4,518
Accrued commissions	3,882	5,181
Accrued compensation	4,060	4,455
Operating lease liabilities	435	—
Total current liabilities	15,377	18,210
Derivative liability on term loan	83	173
Long-term debt, net of discount of $590 and $635 as of March 31, 2022 and December 31, 2021, respectively	29,410	29,365
Operating lease liabilities, net of current portion	14,824	—
Total liabilities	59,694	47,748
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 55,278,942 issued and outstanding as of March 31, 2022; 300,000,000 shares authorized; 54,181,082 issued and outstanding as of December 31, 2021	46	45
Additional paid-in capital	137,713	134,933
Accumulated deficit	(50,941)	(41,905)
Total stockholders’ equity	86,818	93,073
Total liabilities and stockholders’ equity	$146,512	$140,821

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$29,047	$18,707
Cost of goods sold	5,506	3,327
Gross profit	23,541	15,380
Operating expenses
Sales and marketing	21,923	12,148
Research and development	3,052	1,868
General and administrative	6,662	2,766
Total operating expenses	31,637	16,782
Loss from operations	(8,096)	(1,402)
Interest and other income, net	11	1
Interest expense	(951)	(1,031)
Other expense, net	(940)	(1,030)
Net loss and comprehensive loss	(9,036)	(2,432)
Convertible preferred stock cumulative and undeclared dividends	—	(158)
Net loss attributable to common stockholders	$(9,036)	$(2,590)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	54,827,665	37,854,687

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2021	—	$—	54,181,082	$45	$134,933	$(41,905)	$93,073
Issuance of common stock upon exercise of stock options	—	—	1,097,860	1	1,371	—	1,372
Share-based compensation expense	—	—	—	—	1,409	—	1,409
Net loss	—	—	—	—	—	(9,036)	(9,036)
Balances at March 31, 2022	—	$—	55,278,942	$46	$137,713	$(50,941)	$86,818
.
Balances at December 31, 2020	6,687,475	$7,935	37,366,865	$28	$14,166	$(21,353)	$776
Issuance of common stock upon exercise of stock options	—	—	690,551	2	568	—	570
Share-based compensation expense	—	—	—	—	402	—	402
Net loss	—	—	—	—	—	(2,432)	(2,432)
Balances at March 31, 2021	6,687,475	$7,935	38,057,416	$30	$15,136	$(23,785)	$(684)

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(9,036)	$(2,432)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	334	117
Provision (Recovery) for allowance for doubtful accounts	30	(77)
Share-based compensation expense	1,409	402
Non-cash lease expense	336	—
Amortization of debt issuance costs	45	43
Recovery of inventory obsolescence	(3)	(27)
Gain on fair value adjustment to derivative liability	(90)	—
Net changes in operating assets and liabilities:
Accounts Receivable	2,542	3,769
Inventory	(548)	478
Prepaid expenses and other assets	1,233	(379)
Other non-current assets	(134)	—
Operating lease liabilities	(133)	—
Accounts payable	(607)	(1,173)
Accrued liabilities	(2,619)	(1,167)
Net cash used in operating activities	(7,241)	(446)
Cash flows from investing activities
Purchases of property and equipment	(1,481)	(196)
Net cash used in investing activities	(1,481)	(196)
Cash flows from financing activities
Repayment of PPP Loan	—	(1,788)
Proceeds from exercise of employee stock options	1,372	569
Net cash provided by (used in) financing activities	1,372	(1,219)
Net decrease in cash and cash equivalents	(7,350)	(1,861)
Cash and cash equivalents at beginning of period	105,833	18,079
Cash and cash equivalents at end of period	$98,483	$16,218
Supplemental disclosure of cash flow information:
Cash paid for interest	$951	$1,945
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$15,300	$—
Supplemental disclosure of noncash financing activities:
Unpaid offering costs included in accounts payable and accrued liabilities	$—	$1,118

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

The Company

Treace Medical Concepts, LLC was formed on July 29, 2013 as a Florida limited liability company. Effective July 1, 2014, the entity converted to a Delaware corporation and changed its name to Treace Medical Concepts, Inc. (the “Company”). The Company is a medical technology company driving a fundamental shift in the surgical treatment of Hallux Valgus (commonly known as "bunions"). The Company received 510(k) clearance for the Lapiplasty® System in March 2015 and began selling its surgical medical devices in September 2015. The Company has pioneered the proprietary Lapiplasty 3D Bunion Correction System – a combination of innovative instruments, implants and surgical methods designed to improve the inconsistent clinical outcomes of traditional approaches to bunion surgery. In addition, the Company offers other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. The Company recently expanded its offerings with the Adductoplasty™ Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

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

Liquidity and Capital Resources

The Company has incurred operating losses to date and has an accumulated deficit of $50.9 million as of March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company used $7.2 million and $0.4 million of cash in its operating activities, respectively. As of March 31, 2022, the Company had cash and cash equivalents of $98.5 million.

Management believes that the Company’s existing cash and cash equivalents will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these interim condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 4, 2022, except for the adoption of new lease accounting guidance as discussed below in Note 8, “Operating Leases”.

The unaudited condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2022.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Significant estimates and assumptions include reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, valuation of equity instruments, valuation of common stock, stock-based compensation, deferred tax assets and related valuation allowances and impact of contingencies. The Company had no accrued contingent liabilities as of March 31, 2022 and December 31, 2021.

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

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company’s accounts receivable is derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition. At March 31, 2022 and December 31, 2021, no customer accounted for more than 10% of accounts receivable. For the three months ended March 31, 2022 and 2021 and there were no customers that represented 10% or more of revenue.

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease is classified as a financing lease or operating lease at the commencement date of the lease. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company determines the commencement date of a lease to be the date on which a lessor makes an underlying asset available for use by the Company. Leases with a term greater than one year are recognized on the balance sheet as operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, net of current portion. The Company elected not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less (short-term leases). As the interest rates implicit in our lease contracts are not readily determinable, the Company utilizes its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid, incentives received, or impairment charges if the Company determines the right-of-use asset is impaired.

The Company considers the lease term to be the noncancelable period that the Company has the right to use the underlying asset, together with any periods where it is reasonably certain the Company will exercise an option to extend (or not terminate) the lease.

Rent expense for operating leases is recognized on a straight-line basis over the lease term and is presented in operating expenses on the statements of operations and comprehensive loss. The Company has elected to not separate lease and non-lease components for its real estate leases and instead accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component. Variable lease payments are recognized as lease expense as incurred and are recorded in operating expenses on the statements of operations and comprehensive loss.

The Company has no finance leases.

Refer to Note 8, "Operating Leases", for new lease disclosures.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This guidance will require financial instruments measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The model requires an entity to estimate credit losses based on historical information, current conditions and reasonable and supportable forecasts of future economic conditions. In November 2019, the FASB issued ASU 2019-10, which provides that this standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company is currently evaluating the impact of this standard on its financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). The update establishes principles for recognition, measurement, presentation, and disclosure intended to increase transparency and comparability for the accounting of lease transactions. The standard requires lessees to recognize leases with terms greater than 12 months on the balance sheet and disclose key information about leasing arrangements. ASC 842 is effective for the Company for fiscal years beginning after December 15, 2021 and early application is permitted. The Company adopted the new standard as of January 1, 2022, using the required modified retrospective approach. Comparative periods were not adjusted and continue to be presented under the previous accounting guidance. The Company elected the package of practical expedients permitted under the ASC 842 transition guidance, which among other things, allowed it to carry forward the historical lease classification.

The impact of adoption was the recognition of right-of-use assets and lease liabilities of $1.9 million for real estate operating leases at January 1, 2022. In addition, ASC 842 requires new disclosures for lease transactions.

Refer to Note 8, "Operating Leases", for new lease disclosures.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$97,800	$—	$—	$97,800
Total	$97,800	$—	$—	$97,800
Liabilities:
Derivative liability	$—	$—	$83	$83
Total	$—	$—	$83	$83

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$105,220	$—	$—	$105,220
Total	$105,220	$—	$—	$105,220
Liabilities:
Derivative liability	$—	$—	$173	$173
Total	$—	$—	$173	$173

(1) Money market funds are included in cash and cash equivalents in the condensed balance sheets as of March 31, 2022 and December 31, 2021.

The derivative liability was accounted for at fair value using the income approach and inputs consisting of (a) the probability of events occurring that trigger an event of default of the Company’s term loans under the CRG Group LP ("CRG") Term Loan Facility (the “CRG Term Loan Facility”), ranging from 1% to 2%, (b) the prepayment premium payable upon early redemption, and (c) additional interest payable upon an event of default. The change in fair value of the derivative liability was $0.1 million in the three months ended March 31, 2022, and was recorded as a component of other expense, net in the condensed statement of operations and comprehensive loss. There was no adjustment to the fair value of the derivative liability recognized in net loss for the three months ended March 31, 2021.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Derivative liability
Fair value as of January 1, 2022	$173
Change in fair value included in other expense, net	(90)
Fair value as of March 31, 2022	83

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Cash	$683	$613
Cash equivalents:
Money market funds	97,800	105,220
Total cash and cash equivalents	$98,483	$105,833

Property and equipment, net

The Company’s property and equipment, net considered of the following (in thousands):

	March 31,	December 31,
	2022	2021
Furniture and fixtures, and equipment	$180	$180
Construction in progress	621	126
Machinery and equipment	391	274
Capitalized surgical equipment	5,089	4,442
Computer equipment	256	160
Leasehold improvements	268	268
Software	138	138
Total property and equipment	6,943	5,588
Less: accumulated depreciation and amortization	(2,947)	(2,739)
Property and equipment, net	$3,996	$2,849

Depreciation and amortization expense on property and equipment was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued royalty expense	$1,469	$1,522
Accrued interest	—	975
Accrued professional services	590	941
Other accrued expense	1,493	1,080
Total accrued liabilities	$3,552	$4,518

6. Long Term Debt

The Company’s debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Revolving line of credit
SVB credit facility	$—	$—
Term loans
CRG Term Loan Facility	30,000	30,000
Total term loans	30,000	30,000
Less: debt discount and issuance costs	(590)	(635)
Total long-term debt	$29,410	$29,365

As of March 31, 2022, future payments under term loan were as follows (in thousands):

Fiscal Year
2022 (remaining nine months)	$—
2023	—
2024	—
2025	30,000
Total principal payments	30,000
Less: Unamortized debt discount and debt issuance costs	(590)
Total short-term and long-term debt	$29,410

Silicon Valley Bank

The Company did not have any balances outstanding under its revolving line of credit with Silicon Valley Bank (“SVB”) as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the Company had $10.0 million in available borrowings on the line of credit and was in compliance with all covenants under the SVB credit facility.

CRG Term Loan Facility

As of March 31, 2022, the outstanding principal amount of the CRG Term Loan Facility is $30.0 million. Interest is applied to outstanding principal and accrued interest at a rate of 13.00% per annum. Under the terms of the non-revolving CRG Term Loan Facility, if the Company repaid the CRG Term Loan Facility within one year of the borrowing date, the Company was required to pay a premium of 20.00% of the aggregated outstanding principal amount of the loans that was repaid. If the Company repays the CRG Term Loan Facility between one and two years from the borrowing date, it is required to pay a premium of 11.00% of the aggregated outstanding principal amount of the loans that is repaid. The CRG Term Loan Facility does not require a prepayment premium for loans being prepaid on the prepayment date that is longer than two years from the initial borrowing date.

Refer to Note 11, "Subsequent events", for more information about the refinancing of the CRG Term Loan Facility and the termination of the SVB revolving line of credit on April 29, 2022.

7. Commitments and Contingencies

License and Royalty Commitments

As of March 31, 2022 and 2021, the Company has royalty agreements with certain members of the Surgeon Advisory Board. The Company recognized royalty expense of $1.4 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, resulting in an aggregate royalty rate of 4.8% and 4.3%, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued contingent liabilities as of March 31, 2022 and December 31, 2021.

8. Operating Leases

The Company’s leases consist of real estate leases in Ponte Vedra, Florida.

On February 9, 2022, the Company entered into a 10-year operating lease for a new headquarters building in Ponte Vedra, FL, with a lease commencement date of March 1, 2022. The Company's obligation to make rental payments on the new headquarters building is expected to begin in the third quarter of 2022.

The Company’s leases contain various options to renew, none of which the Company is reasonably certain to exercise. The lease agreements do not contain any residual value guarantees or restrictive covenants. For the new headquarters lease, the Company is provided a tenant improvement allowance for the construction of leasehold improvements. In exchange for construction management and supervision services related to these improvements, the Company pays the lessor a fee equal to one and a half percent (1.5%) of total construction costs.

In addition to base rent, the Company will pay variable costs related to its share of operating expenses under certain of its lease arrangements. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the statements of operations and comprehensive loss. No variable costs have been incurred as of March 31, 2022.

Rent expense for the three months ended March 31, 2021 was $0.1 million.

Operating lease cost was $0.4 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, cash paid for amounts included in operating lease liabilities of $0.2 million was included in cash flows from operating activities on the condensed statements of cash flows.

Additional information related to operating leases is as follows:

March 31, 2022
Weighted average remaining lease term (years)	9.6
Weighted average discount rate	9.1%

The following table summarizes future minimum lease payments on operating leases as of December 31, 2021 (in thousands):

Fiscal Year
2022	$627
2023	444
2024	458
2025	472
2026	321
Total	$2,322

The following table summarizes a maturity analysis of operating lease liabilities showing the aggregate lease payments as of March 31, 2022 (in thousands):

Fiscal Year
2022 remaining *	$(3,024)
2023	2,223
2024	2,996
2025	3,426
2026	3,344
Thereafter	17,838
Total undiscounted lease payments	26,803
Less: imputed interest	(11,544)
Total discounted lease payments	15,259
Less: Current portion of lease liability	(435)
Noncurrent portion of lease liability	$14,824

* Includes the tenant improvement allowance

9. Stockholders’ Equity

Stock Option Plans

During the three months ended March 31, 2022 and 2021, the Company granted stock options to employees to purchase an aggregate of 963,800 and 511,594 shares respectively, of the Company’s common stock. The weighted-average grant date fair value of the employee stock options granted during the three months ended March 31, 2022 and 2021 were $7.50 and $3.78 per share, respectively.

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 201,580 restricted stock units (“RSU”). The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2022 was $20.13. The Company did not grant RSUs during the three months ended March 31 2021.

Share-Based Compensation Expense

Share-based compensation expense is reflected in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales and marketing expense	$531	$147
Research and development expense	150	63
General and administrative expense	728	192
Total	$1,409	$402

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2022 and 2021, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(9,036)	$(2,432)
Adjust: Convertible preferred stock cumulative and undeclared dividends	—	(158)
Net loss attributable to common stockholders	(9,036)	(2,590)
Denominator
Weighted-average common stock outstanding, basic and diluted	54,827,665	37,854,687
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.07)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2022	2021
Series A convertible preferred stock outstanding	—	6,687,475
Warrants to purchase Class A common stock	—	713,330
Common stock options issued and outstanding	7,205,037	7,897,688
Unvested restricted stock units	211,580	—
Total	7,416,617	15,298,493

11. Subsequent Events

On April 29, 2022, the Company entered a new five-year $150.0 million credit facility with entities affiliated with MidCap Financial Trust, providing up to $120.0 million in term loans and a $30.0 million revolving credit facility.

The term loan provides for a 60-month term loan facility up to $120.0 million in borrowing capacity to the Company, over four tranches. At the loan closing, the Company drew $50.0 million under tranche one. The remaining tranches provide up to an additional $70.0 million in borrowing capacity, subject to the achievement of certain revenue targets.

The revolving credit facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company may request a $20.0 million increase in the revolving loan facility for a total commitment of up to $50.0 million. The Company must maintain a minimum drawn balance under the revolving loan agreement.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate (“SOFR”) plus 0.10% (subject to a floor of 1% and a cap of 3% for both agreements) plus (1) 6% under the term loan agreement and (2) 4% under the revolving credit facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company’s election to extend the initial interest-only period by 12 months to 60 months total if the Company’s trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving credit facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.00% of the amount borrowed is due under the term loan.

The loans are secured by substantially all of the Company’ assets, including intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant.

On the closing date, the Company borrowed $50.0 million under the term loan and $4.0 million under the revolving credit facility, which was used in part to repay the CRG Term Loan Facility with the remainder to be used for operating and capital expenditures and other working capital purposes. The Company’s SVB revolving line of credit was terminated and replaced with the new revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 4, 2022 (our "Annual Report"). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report under “Part I, Item 1A—Risk Factors”. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a medical technology company driving a fundamental shift in the surgical treatment of Hallux Valgus (commonly known as bunions). We have pioneered our proprietary Lapiplasty® 3D Bunion Correction™ System—a combination of innovative instruments, implants and surgical methods designed to improve the inconsistent clinical outcomes of traditional approaches to bunion surgery. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional ("3D") misalignment in the foot’s anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional ("2D") perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our mission is to be the leader in the surgical treatment of bunions by establishing the Lapiplasty System as the standard of care. We recently expanded our offerings with the Adductoplasty™ Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients.

We were formed in 2013 and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 47,000 Lapiplasty Procedure Kits in the United States. We market and sell our Lapiplasty Systems to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agencies across 140 territories in the United States. As of March 31, 2022, we had 106 direct sales representatives and 34 independent sales agencies. In the three months ended March 31, 2022, employee sales representatives generated approximately 63% of revenues while approximately 37% of revenues came through independent sales agencies.

On April 27, 2021, we completed our initial public offering (“IPO”) of 12,937,500 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. Before our IPO, our primary sources of capital had been private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As part of the IPO, we received net proceeds of approximately $107.6 million. Upon the completion of the IPO, all 6,687,475 shares of our Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued dividends on Series A convertible preferred stock of $2.5 million. As of March 31, 2022, we had cash and cash equivalents of $98.5 million, an accumulated deficit of $50.9 million and $30.0 million of principal outstanding under our term loan agreement.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and in response to COVID-19 at that time, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential” to close and requiring elective procedures to be delayed. While we are encouraged by our results since restrictions were eased at the end of the second quarter of 2020 and with the introduction of vaccines in early 2021, we are aware that the actual and perceived impact of COVID-19 has been changing and cannot be predicted. In the third and fourth quarters of 2021 we observed elective surgery delays and cancellations and hospital staffing and capacity constraints, primarily related to the surge of infections and hospitalizations from the Omicron variant of COVID-19. In the early part of first quarter of 2022, we continued to observe elective surgery delays and cancellations to a lesser degree. There is still uncertainty around the duration and severity of business disruptions related to COVID-19 and how it will impact our operations which could be significant.

Key Business Metrics

We regularly review a number of operating and financial metrics, including the number of Lapiplasty Procedure Kits sold, the number of active surgeons using the Lapiplasty System and utilization rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans and make strategic decisions. The number of Lapiplasty Procedure Kits sold during the three months ended March 31, 2022 increased by 1,775 or 50.7% over the same period of 2021, and the number of active surgeons as of March 31, 2022 was 1,901, an increase of 40.4% from the prior year. We define the number of active surgeons as the number of surgeons that performed at least one procedure using the Lapiplasty System in the trailing twelve-month period. The surgeon utilization rate for the three months ended March 31, 2022 increased 9.8% over the same period of 2021, to an average of 10.1 Lapiplasty Procedure Kits per active surgeon.

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

Factors Affecting Our Business

We believe that our financial performance has been and in the foreseeable future, will continue to depend on many factors, including COVID-19 as described above, those described below, those referenced in the section titled “Special Note Regarding Forward-Looking Statements” and those set forth in our Annual Report in the section titled “Part I, Item 1A—Risk Factors” and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Adoption of the Lapiplasty System

The growth of our business depends on our ability to gain broader acceptance of the Lapiplasty System by successfully marketing and distributing the Lapiplasty System and ancillary products. We currently have approval at over 1,600 facilities across the United States and plan to continue to increase access by convincing even more surgeons and facility administrators that our products are alternatives to traditional products used in bunion surgical procedures. While surgeon adoption of the Lapiplasty Procedure remains critical to driving procedure growth, hospital and ambulatory surgery center facility approvals are necessary for both existing and future surgeon customers to access our products. To facilitate greater access to our products and drive future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with the Lapiplasty System, supported by our robust portfolio of clinical data. If we are unable to successfully continue to commercialize our Lapiplasty System, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt.

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

Medicare payment rates to hospital outpatient departments are set under the Medicare hospital outpatient prospective payment system, which groups clinically similar hospital outpatient procedures and services with similar costs to ambulatory payment classifications ("APCs"). Each APC is assigned a single lump sum payment rate, which includes payment for the primary procedure as well as any integral, ancillary, and adjunctive services. The primary CPT codes for the Lapiplasty Procedure, CPT 28297 and CPT 28740, are grouped together under APC 5114. For Lapiplasty Procedures in which fusion is performed on multiple tarsometatarsal joints, CPT 28730 applies and is classified under APC 5115.

Components of Our Results of Operations

Revenue

We currently derive nearly all of our revenue from the sale of our proprietary Lapiplasty System, and to a lesser extent from the Adductoplasty System, which we introduced in the third quarter of 2021, and ancillary products. The Lapiplasty and Adductoplasty Systems are comprised of single-use implant kits and reusable instrument trays. We sell the Lapiplasty and Adductoplasty Systems to physicians, surgeons, hospitals and ambulatory surgery centers in the United States through a network of employee sales representatives and independent agencies. Our primary product is the Lapiplasty System, which is an instrumented, reproducible approach to 3D bunion correction that helps patients rapidly return to weight-bearing in a post-operative boot. We also offer other advanced instrumentation and implants for use in the Lapiplasty and Adductoplasty Procedures or other ancillary procedures performed in high frequency with bunion surgery.

No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2022. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our sales territories, new accounts and trained surgeon base and as existing surgeon customers perform more Lapiplasty Procedures, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality and Covid-19 pandemic events.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, sales commissions and share-based compensation, related to selling and marketing functions, physician education programs, training, travel expenses, marketing initiatives including our direct-to-patient outreach program and advertising, market research and analysis and conferences and trade shows. We expect sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth, though these expenses may fluctuate from quarter to quarter.

Research and Development

Research and development ("R&D") expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, and other costs associated with products and technologies that are in development. These expenses include compensation for personnel, including salaries, bonuses, benefits and share-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. We expect R&D expenses to continue to increase in absolute dollars in the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products, though these expenses may fluctuate from quarter to quarter due to a variety of factors, including the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

General and Administrative

General and administrative expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits and share-based compensation, related to finance, information technology, legal and human resource functions, as well as professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses, rent expenses and allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars in the foreseeable future as we hire personnel and expand our infrastructure to drive and support the anticipated growth in our organization. Moreover, we have incurred, and expect to continue to incur, additional general and administrative expenses associated with operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses, though these expenses may fluctuate from quarter to quarter.

Interest and other income (expense), net

Interest income and other income (expense), net consists of interest received on our money market funds and losses on debt extinguishment.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount related to outstanding borrowings during the reported periods.

Results of Operations

Comparison the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Revenue	$29,047	$18,707	$10,340	55.3%
Cost of goods sold	5,506	3,327	2,179	65.5%
Gross profit	23,541	15,380	8,161	53.1%
Operating expenses
Sales and marketing	21,923	12,148	9,775	80.5%
Research and development	3,052	1,868	1,184	63.4%
General and administrative	6,662	2,766	3,896	140.9%
Total operating expenses	31,637	16,782	14,855	88.5%
Loss from operations	(8,096)	(1,402)	(6,694)	*
Interest and other income (expense), net	11	1	10	*
Interest expense	(951)	(1,031)	80	(7.8)%
Other expense, net	(940)	(1,030)	90	(8.7)%
Net loss and comprehensive loss	$(9,036)	$(2,432)	$(6,604)	271.5%

Comparison of the three months ended March 31, 2022 and 2021

Revenue. Revenue increased by $10.3 million, or 55.3%, for the three months ended March 31, 2022 as compared to the same period of 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold as the result of an expanded customer base and a slight increase in average sales prices.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $2.2 million, or 65.5%, for the three months ended March 31, 2022 as compared to the same period of 2021. The increase in cost of goods sold was primarily due to $1.2 million increase in direct costs of goods sold resulting from increased sales, $0.6 million increase in royalty expense resulting from our increased sales, and $0.3 million increase in depreciation expense from our surgical instruments. During the three months ended March 31, 2022, the gross profit increased by $8.1 million, or 53.1%, as compared to the same period of 2021 due to increased sales. Gross profit margin for the three months ended March 31, 2022 decreased from 82.2% to 81.0%, as compared to the same period of 2021, primarily due to an increase in royalty expense resulting from our increased sales and an increase in depreciation expense from surgical instruments.

Sales and Marketing Expenses. Sales and marketing expenses increased by $9.8 million, or 80.5%, for the three months ended March 31, 2022 as compared to the same period of 2021. The increase in sales and marketing expenses was primarily due to growth in our overall business. Sales and marketing expenses increased as a result of an increase of $4.5 million in payroll, payroll-related expenses resulting from increased headcount of sales personnel, an increase of $3.1 million in advertising and marketing-related expenses primarily due to higher advertising fees and a new television commercial campaign, an increase of $1.6 million in professional services primarily for higher commissions from increased sales by our direct sales representatives and independent sales agencies, and $0.5 million in other marketing-related expenses resulting from increased sales efforts.

Research and Development Expenses. Research and development expenses increased by $1.2 million, or 63.4%, for the three months ended March 31, 2022 as compared to the same period of 2021. The increase in research and development expenses was due to an increase of $0.8 million in payroll and payroll-related costs resulting from increased headcount of research and development personnel, an increase of $0.2 million in clinical expenses resulting from increased purchases of materials used in our prototypes and an increase of $0.2 million in third party consulting fees.

General and Administrative Expenses. General and administrative expenses increased by $3.9 million, or 140.9%, for the three months ended March 31, 2022 as compared to the same period of 2021. The increase in general and administrative expenses was primarily due to an increase of $1.4 million in payroll and payroll-related costs as we increased headcount in our business, an increase of $1.3 million in business-related expenses primarily resulting from increased insurance costs and fees, an increase of $0.9 million in professional services primarily related to legal and audit expenses, and an increase of $0.2 million in rent expense resulting from the new corporate headquarters lease that commenced for accounting purposes in the current quarter.

Interest Expense. Interest expense decreased by $0.1 million, or 7.8%, for the three months ended March 31, 2022 as compared to the same period of 2021. The decrease in interest expense was primarily due to lower outstanding debt balances in the three months ended March 31, 2022, as compared to the same period of 2021 as a result of repayment of our PPP loan in March 2021.

Liquidity and Capital Resources

Overview

Before our IPO, our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. In April 2021, we received net proceeds of $107.6 million from our IPO. As of March 31, 2022, we had cash and cash equivalents of $98.5 million, an accumulated deficit of $50.9 million, $30.0 million of principal outstanding under our term loan agreement with CRG and an existing credit facility with SVB providing a revolving line of credit of $10.0 million. We believe that our existing cash and cash equivalents, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the issuance of our condensed financial statements. We may be required or decide to raise additional financing to support further growth of our operations.

In April 2022, we entered a new five-year $150 million loan arrangement, comprising up to $120 million in term loans and $30 million in a revolving credit facility with entities affiliated with MidCap Financial. On the closing date, we borrowed $50 million under the term loan and $4 million under the revolving credit facility. The proceeds were partly used to repay our entire obligation under our CRG Term Loan Facility amounting to $34.1 million, including principal of $30.0 million, interest of $0.4 million and fees of $3.7 million. In April 2022, we terminated our credit facility with SVB.

Refer to Note 11, "Subsequent events", in the Notes to condensed financial statements, for more information about our new term loan and revolving line of credit facilities.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of manufacturing our Lapiplasty and Adductoplasty Systems and ancillary products, as well as our sales and marketing and research and development expenses and related personnel costs. We expect our sales and marketing expenses to increase for the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth. We also expect R&D expenses to increase for the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as a result of operating as a public company. From time to time, we may also consider additional investments in technologies, assets and businesses to expand or enhance our product offerings. The timing and amount of our operating expenditures will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(7,241)	$(446)
Investing activities	(1,481)	(196)
Financing activities	1,372	(1,219)
Net decrease in cash and cash equivalents	$(7,350)	$(1,861)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $7.2 million, consisting primarily of a net loss of $9.0 million, which was partially offset by non-cash charges of $1.8 million. The non-cash charges primarily consisted of depreciation and amortization expense of $0.3 million and share-based compensation expense of $1.4 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $0.4 million, consisting primarily of a net loss of $2.4 million, which was partly offset by a decrease in net operating assets of $1.5 million and non-cash charges of $0.5 million. The increase in net operating assets was primarily due to an increase in accounts receivable resulting from higher revenues in 2021, higher inventories resulting from higher purchases in anticipation of growing demand, and a decrease in prepaid expenses and other assets due to timing of payments and growth of our operations, which were offset by increases in accounts payable and accrued liabilities due to timing of payments and growth of our operations. The non-cash charges primarily consisted of share-based compensation expense of $0.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, consisting primarily of purchases of capitalized surgical instruments for our reusable instrument trays.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2022, consisting primarily of proceeds from exercise of stock options.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2021, consisting primarily of repayment of our PPP Loan from the SBA of $1.8 million, partially offset by proceeds of $0.6 million from exercise of stock options.

Surgeon Advisory Board Royalty Agreements

We recognized royalty expense of $1.4 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the aggregate royalty rate was 4.8% and 4.3%, respectively. Each of the royalty agreements with our surgeon advisory board members prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our real estate leases located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our new corporate headquarters location. Lease payments comprise of the base rent stated in the lease plus operating costs which include taxes, insurance and common area maintenance. The remaining lease obligation was $26.8 million under these leases as of March 31, 2022.

Refer to Note 8, "Operating Leases", for more information on our operating leases.

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

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report. There had been no material changes to these accounting policies during the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements

Refer to Note 3, "Recent Accounting Pronouncements", to our condensed financial statements included elsewhere in this Quarterly Report for new accounting pronouncements not yet adopted as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. The risk associated with fluctuating interest rates is primarily limited to our cash equivalents, which are carried at quoted market prices. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a hypothetical 10% change in interest rates would not have a significant impact on our condensed financial statements included elsewhere in this Quarterly Report. As of March 31, 2022, our investments consisted only of low-yield overnight sweep investments. We do not currently use or plan to use financial derivatives in our investment portfolio.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal proceedings, the result of which would have a material effect on our business or results from operations. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Treace Medical Concepts, Inc.

Date: May 6, 2022	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)