Form 10-Q
period 2022-06-30
TREACE MEDICAL CONCEPTS, INC.
filed 2022-08-10
CIK 1630627

“333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, 55,403,265 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
•
our plans to conduct further clinical trials; and
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in our Annual Report on Form 10-K under “Part I, Item 1A-Risk Factors” and listed under “Risk Factors” and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$101,533	$105,833
Accounts receivable, net of allowance for doubtful accounts of $430 and $414 as of June 30, 2022 and December 31, 2021, respectively	16,501	18,568
Inventories	13,168	10,561
Prepaid expenses and other current assets	3,995	3,010
Total current assets	135,197	137,972
Property and equipment, net	8,741	2,849
Operating lease right-of-use assets	14,650	—
Other non-current assets	134	—
Total assets	$158,722	$140,821
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,099	$4,056
Accrued liabilities	4,809	4,518
Accrued commissions	4,308	5,181
Accrued compensation	4,038	4,455
Operating lease liabilities	383	—
Total current liabilities	16,637	18,210
Derivative liability on term loan	—	173
Long-term debt, net of discount of $1,438 and $635 as of June 30, 2022 and December 31, 2021, respectively	52,562	29,365
Operating lease liabilities, net of current portion	17,811	—
Total liabilities	87,010	47,748
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 55,391,309 issued and outstanding as of June 30, 2022; 300,000,000 shares authorized; 54,181,082 issued and outstanding as of December 31, 2021	46	45
Additional paid-in capital	139,841	134,933
Accumulated deficit	(68,175)	(41,905)
Total stockholders’ equity	71,712	93,073
Total liabilities and stockholders’ equity	$158,722	$140,821

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$29,967	$20,654	$59,014	$39,361
Cost of goods sold	5,651	3,944	11,157	7,271
Gross profit	24,316	16,710	47,857	32,090
Operating expenses
Sales and marketing	26,250	14,010	48,173	26,158
Research and development	2,984	2,422	6,036	4,290
General and administrative	7,015	4,329	13,677	7,095
Total operating expenses	36,249	20,761	67,886	37,543
Loss from operations	(11,933)	(4,051)	(20,029)	(5,453)
Interest and other income, net	128	6	139	7
Interest expense	(946)	(1,038)	(1,897)	(2,069)
Debt extinguishment loss	(4,483)	—	(4,483)	—
Other expense, net	(5,301)	(1,032)	(6,241)	(2,062)
Net loss and comprehensive loss	(17,234)	(5,083)	(26,270)	(7,515)
Convertible preferred stock cumulative and undeclared dividends	—	(39)	—	(196)
Net loss attributable to common stockholders	$(17,234)	$(5,122)	$(26,270)	$(7,711)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.10)	$(0.48)	$(0.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,308,273	49,187,285	55,071,368	43,556,107

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2021	—	$—	54,181,082	$45	$134,933	$(41,905)	$93,073
Issuance of common stock upon exercise of stock options	—	—	1,097,860	1	1,371	—	1,372
Share-based compensation expense	—	—	—	—	1,409	—	1,409
Net loss	—	—	—	—	—	(9,036)	(9,036)
Balances at March 31, 2022	—	—	55,278,942	46	137,713	(50,941)	86,818
Issuance of common stock upon exercise of stock options	—	—	112,367	—	165	—	165
Share-based compensation expense	—	—	—	—	1,963	—	1,963
Net loss	—	—	—	—	—	(17,234)	(17,234)
Balances at June 30, 2022	—	—	55,391,309	$46	$139,841	$(68,175)	$71,712
.
Balances at December 31, 2020	6,687,475	$7,935	37,366,865	$28	$14,166	$(21,353)	$776
Issuance of common stock upon exercise of stock options	—	—	690,551	2	568	—	570
Share-based compensation expense	—	—	—	—	402	—	402
Net loss	—	—	—	—	—	(2,432)	(2,432)
Balances at March 31, 2021	6,687,475	7,935	38,057,416	30	15,136	(23,785)	(684)
Issuance of common stock upon exercise of stock options	—	—	272,082	—	193	—	193
Vesting of restricted stock awards	—	—	5,866	—	—	—	—
Share-based compensation expense	—	—	—	—	875	—	875
Issuance of common stock from initial public offering, net of issuance costs and underwriting discount of $10.6 million	—	—	6,953,125	7	107,603	—	107,610
Issuance of common stock upon net exercise of warrants	—	—	621,570	1	(1)	—	—
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	(6,687,475)	(7,935)	6,845,922	7	7,928	—	—
Net loss	—	—	—	—	—	(5,083)	(5,083)
Balances at June 30, 2021	—	$—	52,755,981	$45	$131,734	$(28,868)	$102,911

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(26,270)	$(7,515)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	757	220
(Recovery) for allowance for doubtful accounts	(45)	(72)
Share-based compensation expense	3,372	1,277
Non-cash lease expense	1,165	—
Amortization of debt issuance costs	95	88
(Recovery) Provision of inventory obsolescence	(197)	88
Gain on fair value adjustment to derivative liability	(173)	—
Debt extinguishment loss	4,483	—
Net changes in operating assets and liabilities:
Accounts Receivable	2,112	4,511
Inventory	(2,410)	89
Prepaid expenses and other assets	(1,039)	(2,919)
Other non-current assets	(134)	—
Operating lease liabilities	2,392	—
Accounts payable	(957)	656
Accrued liabilities	(958)	(600)
Net cash used in operating activities	(17,807)	(4,177)
Cash flows from investing activities
Purchases of property and equipment	(6,649)	(866)
Net cash used in investing activities	(6,649)	(866)
Cash flows from financing activities
Repayment of PPP loan	—	(1,788)
Proceeds from interest bearing term debt	49,651	—
Proceeds from interest bearing revolving debt	3,850	—
Debt issuance costs paid to third parties	(989)	—
Repayment of term loan	(33,893)	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs and underwriting fees of $10.6 million	—	107,610
Proceeds from exercise of employee stock options	1,537	763
Net cash provided by financing activities	20,156	106,585
Net (decrease) increase in cash and cash equivalents	(4,300)	101,542
Cash and cash equivalents at beginning of period	105,833	18,079
Cash and cash equivalents at end of period	$101,533	$119,621
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,897	$2,917
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$15,300	$—
Supplemental disclosure of noncash investing activities:
Property and equipment received in exchange for lease liability	$4,115	$—
Supplemental disclosure of noncash financing activities:
Issuance of common stock upon exercise of warrants	$—	$1
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	$—	$7,935

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

The Company

Treace Medical Concepts, LLC was formed on July 29, 2013 as a Florida limited liability company. Effective July 1, 2014, the entity converted to a Delaware corporation and changed its name to Treace Medical Concepts, Inc. (the “Company”). The Company is a medical technology company driving a fundamental shift in the surgical treatment of Hallux Valgus (commonly known as “bunions”). The Company received 510(k) clearance for the Lapiplasty® System in March 2015 and began selling its surgical medical devices in September 2015. The Company has pioneered the proprietary Lapiplasty 3D Bunion Correction System – a combination of innovative instruments, implants and surgical methods designed to improve the inconsistent clinical outcomes of traditional approaches to bunion surgery. In addition, the Company offers other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. The Company recently expanded its offerings with the Adductoplasty™ Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

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

Liquidity and Capital Resources

The Company has incurred operating losses to date and has an accumulated deficit of $68.2 million as of June 30, 2022. During the six months ended June 30, 2022 and 2021, the Company used $17.8 million and $4.2 million of cash in its operating activities, respectively. As of June 30, 2022, the Company had cash and cash equivalents of $101.5 million.

Management believes that the Company’s existing cash and cash equivalents will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these interim condensed financial statements.

2. Summary of Significant Accounting Policies

The Company prepared the unaudited interim condensed financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission related to quarterly reports on Form 10-Q.

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 4, 2022. The unaudited condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2022.

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

Significant estimates and assumptions include reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, valuation of equity instruments, valuation of common stock, stock-based compensation, deferred tax assets and related valuation allowances and impact of contingencies. The Company had no accrued contingent liabilities as of June 30, 2022 and December 31, 2021.

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

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company’s accounts receivable is derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition. At June 30, 2022 and December 31, 2021, no customer accounted for more than 10% of accounts receivable. For the six months ended June 30, 2022 and 2021, there were no customers that represented 10% or more of revenue.

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

Refer to Note 8, “Operating Leases”, for new lease disclosures.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$98,008	$—	$—	$98,008
Total	$98,008	$—	$—	$98,008

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$105,220	$—	$—	$105,220
Total	$105,220	$—	$—	$105,220
Liabilities:
Derivative liability	$—	$—	$173	$173
Total	$—	$—	$173	$173

(1) Money market funds are included in cash and cash equivalents in the condensed balance sheets as of June 30, 2022 and December 31, 2021.

On April 29, 2022, in connection with the refinancing of its long-term debt, the Company repaid the outstanding principal and interest under its term loan facility with CRG Group LP (“CRG”) which also extinguished the embedded derivative liability.

The change in fair value of the derivative liability was $0.2 million and $0.1 million in the three and six months ended June 30, 2022, and was recorded as a component of other expense, net in the condensed statement of operations and comprehensive loss. There was no adjustment to the fair value of the derivative liability recognized in net loss for the three and six months ended June 30, 2021.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Derivative liability
Fair value as of January 1, 2022	$173
Change in fair value included in other expense, net	(173)
Fair value as of June 30, 2022	$—

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Cash	$3,525	$613
Cash equivalents:
Money market funds	98,008	105,220
Total cash and cash equivalents	$101,533	$105,833

Included in cash as of June 30, 2022 is $0.9 million pledged to Silicon Valley Bank (“SVB”) as collateral for the Company's corporate credit card program and is restricted from use by the Company. There was no cash pledged to SVB as of December 31, 2021.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Furniture and fixtures, and equipment	$180	$180
Construction in progress	4,328	126
Machinery and equipment	673	274
Capitalized surgical equipment	6,083	4,442
Computer equipment	340	160
Leasehold improvements	268	268
Software	138	138
Total property and equipment	12,010	5,588
Less: accumulated depreciation and amortization	(3,269)	(2,739)
Property and equipment, net	$8,741	$2,849

Depreciation and amortization expense on property and equipment was $0.4 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense on property and equipment was $0.8 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued royalty expense	$1,397	$1,522
Accrued interest	315	975
Accrued professional services	562	941
Other accrued expense	2,535	1,080
Total accrued liabilities	$4,809	$4,518

6. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Revolving line of credit
MidCap revolving credit facility	$4,000	$—
Term loans
CRG term loan facility	—	30,000
MidCap term loan facility	50,000
Total term and revolving loans	54,000	30,000
Less: debt discount and issuance costs	(1,438)	(635)
Total long-term debt	$52,562	$29,365

As of June 30, 2022, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2022 (remaining six months)	$—
2023	—
2024	—
2025	—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(1,438)
Total long-term debt	$52,562

On April 29, 2022, the Company entered into a new five-year $150.0 million credit facility with entities affiliated with MidCap Financial Trust (“MidCap”), providing up to $120.0 million in term loans and a $30.0 million revolving credit facility.

The term loan provides for a 60-month term loan facility up to $120.0 million in borrowing capacity to the Company, over four tranches. At loan closing, the Company drew $50.0 million under tranche one. The remaining tranches provide up to an additional $70.0 million in borrowing capacity in the aggregate, subject to the achievement of certain revenue targets.

The revolving credit facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. At loan closing, the Company drew $4.0 million under the revolving credit facility. The Company may request a $20.0 million increase in the revolving loan facility for a total commitment of up to $50.0 million. The Company is required to either (1) maintain a minimum drawn balance under the revolving facility agreement or (2) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (1) 50% of the revolving borrowing capacity or (2) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility (“Lockbox Deductions”). As of June 30, 2022, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (1) 6.0% under the term loan agreement and (2) 4.0% under the revolving credit facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company’s election to extend the initial interest-only period by 12 months to 60 months total if the Company’s trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving credit facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving credit facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by substantially all of the Company’s assets, including intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant.

7. Commitments and Contingencies

License and Royalty Commitments

As of June 30, 2022 and December 2021, the Company has royalty agreements with certain members of its surgeon advisory board. The Company recognized royalty expense of $1.3 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. For the three and six month periods ended June 30, 2022 and 2021, the aggregate royalty rate was 4.6% and 4.1%, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued contingent liabilities as of June 30, 2022 and December 31, 2021.

8. Operating Leases

The Company’s leases consist of real estate leases in Ponte Vedra, Florida.

On February 9, 2022, the Company entered into a 10-year operating lease for a new corporate headquarters building in Ponte Vedra, Florida, with a lease commencement date of March 1, 2022. The Company's obligation to make rental payments on the new headquarters building is expected to begin during the third quarter of 2022.

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

In addition to base rent, the Company will pay variable costs related to its share of operating expenses under certain of its lease arrangements. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the statements of operations and comprehensive loss. No variable costs have been incurred as of June 30, 2022.

Rent expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

Operating lease cost was $0.7 million and $1.1 million for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2022, cash paid for amounts included in operating lease liabilities of $0.1 million and $0.3 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.

Additional information related to operating leases is as follows:

June 30, 2022
Weighted average remaining lease term (years)	9.5
Weighted average discount rate	9.2%

The following table summarizes future minimum lease payments on operating leases as of December 31, 2021 (in thousands):

Fiscal Year
2022	$627
2023	444
2024	458
2025	472
2026	321
Total	$2,322

The following table summarizes a maturity analysis of operating lease liabilities showing the aggregate lease payments as of June 30, 2022 (in thousands):

Fiscal Year
2022 remaining *	$(430)
2023	2,223
2024	2,996
2025	3,426
2026	3,344
Thereafter	17,839
Total undiscounted lease payments	29,398
Less: imputed interest	(11,204)
Total discounted lease payments	18,194
Less: Current portion of lease liability	(383)
Noncurrent portion of lease liability	$17,811

* Includes the tenant improvement allowance

9. Stockholders’ Equity

Stock Option Plans

During the six months ended June 30, 2022 and 2021, the Company granted stock options to employees to purchase an aggregate of 1,171,175 and 1,375,310 shares respectively, of the Company’s common stock. The weighted-average grant-date fair value of the employee stock options granted during the six months ended June 30, 2022 and 2021 were $7.37 and $4.98 per share, respectively.

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 359,534 restricted stock units (“RSUs”) The weighted average grant-date fair value of RSUs granted during the six months ended June 30, 2022 was $18.28. The Company did not grant RSUs during the six months ended June 30, 2021.

Share-Based Compensation Expense

Share-based compensation expense is reflected in operating expenses in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$690	$370	$1,221	$517
Research and development	176	103	326	166
General and administrative	1,097	402	1,825	594
Total	$1,963	$875	$3,372	$1,277

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and six months ended June 30, 2022 and 2021, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(17,234)	$(5,083)	$(26,270)	$(7,515)
Adjust: Convertible preferred stock cumulative and undeclared dividends	—	(39)	—	(196)
Net loss attributable to common stockholders	(17,234)	(5,122)	(26,270)	(7,711)
Denominator
Weighted-average common stock outstanding, basic and diluted	55,308,273	49,187,285	55,071,368	43,556,107
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.10)	$(0.48)	$(0.18)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	June 30,	December 31,
	2022	2021
Common stock options issued and outstanding	7,285,776	7,464,580
Unvested restricted stock units	377,935	29,024
Total	7,663,711	7,493,604

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 4, 2022 (our “Annual Report”). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report under “Part I, Item 1A—Risk Factors”. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a medical technology company driving a fundamental shift in the surgical treatment of Hallux Valgus (commonly known as bunions). We have pioneered our proprietary Lapiplasty® 3D Bunion Correction™ System—a combination of innovative instruments, implants and surgical methods designed to improve the inconsistent clinical outcomes of traditional approaches to bunion surgery. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional (“3D”) misalignment in the foot’s anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional (“2D”) perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our mission is to be the leader in the surgical treatment of bunions by establishing the Lapiplasty System as the standard of care. We recently expanded our offerings with the Adductoplasty™ Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients.

We were formed in 2013 and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 52,000 Lapiplasty Procedure Kits in the United States. We market and sell our Lapiplasty Systems to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agencies across 152 territories in the United States. As of June 30, 2022, we had 123 direct sales representatives and 29 independent sales agencies. In the three months ended June 30, 2022, employee sales representatives generated approximately 68% of revenues while approximately 32% of revenues came through independent sales agencies. In the six months ended June 30, 2022, employee sales representatives generated approximately 66% of revenues while approximately 34% of revenues came through independent sales agencies.

On April 27, 2021, we completed our initial public offering (“IPO”) of 12,937,500 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. Before our IPO, our primary sources of capital had been private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As part of the IPO, we received net proceeds of approximately $107.6 million. Upon the completion of the IPO, all 6,687,475 shares of our Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued dividends on Series A convertible preferred stock of $2.5 million. As of June 30, 2022, we had cash and cash equivalents of $101.5 million, an accumulated deficit of $68.2 million and $54.0 million of principal outstanding under our term loan agreement.

In April 2022, we entered a new five-year $150.0 million loan arrangement, comprising up to $120.0 million in term loans and $30.0 million in a revolving credit facility with entities affiliated with MidCap Financial Trust (“MidCap”). On the closing date for these loan agreements, we borrowed $50.0 million under the term loan and $4.0 million under the revolving credit facility. The term loan proceeds were partially used to repay our entire obligation under our term loan facility with CRG Group LP (“CRG”) amounting to $34.1 million, including principal of $30.0 million, accrued but unpaid interest of $0.4 million and fees of $3.7 million. In April 2022, we also terminated our revolving credit facility with Silicon Valley Bank (“SVB”), which had no outstanding balance when terminated. We recognized a loss from the extinguishment of the CRG term loan facility and the SVB revolving credit facility of $4.5 million (including fees paid of $3.7 million).

COVID-19 Impact and Economic Environment

Our business has been and may continue to be impacted by the COVID-19 pandemic. We are aware that the actual and perceived impact of COVID-19 has been changing and cannot be predicted. Since the pandemic began, we have experienced elective surgery delays and cancellations and hospital staffing and capacity constraints, primarily related to surges of infections and hospitalizations as variants of COVID-19 have emerged. We believe we will continue to experience market variability as a result of the pandemic that could influence sales, suppliers, patients, and customers. There is still uncertainty around the duration and severity of business disruptions related to COVID-19 and how it will impact our operations which could be significant.

There is also uncertainty in the macro-economic environment. Inflationary pressures and ongoing supply chain challenges may result in higher costs and longer lead times from suppliers. General economic conditions may also affect demand for elective surgeries. While we continuously work with suppliers to mitigate higher costs and longer lead times and continue to invest in our direct sales channels, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue throughout 2022, which may impact our results of operations.

Key Business Metrics

We regularly review a number of operating and financial metrics, including the number of Lapiplasty Procedure Kits sold, the number of active surgeons using the Lapiplasty System and utilization rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans and make strategic decisions. The number of Lapiplasty Procedure Kits sold during the three months ended June 30, 2022 increased by 1,458 or 39% over the same period of 2021, and the number of active surgeons as of June 30, 2022 was 2,047 an increase of 37% from the prior year. We define the number of active surgeons as the number of surgeons that performed at least one procedure using the Lapiplasty System in the trailing twelve-month period. The surgeon utilization rate for the six months ended June 30, 2022 increased by 2.8% over the same period of 2021, to an average of 10.1 Lapiplasty Procedure Kits per active surgeon.

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

Factors Affecting Our Business

We believe that our financial performance has been and in the foreseeable future, will continue to depend on many factors, including COVID-19 impacts as described above, those described below, those referenced in the section titled “Special Note Regarding Forward-Looking Statements” and those set forth in our Annual Report in the section titled “Part I, Item 1A—Risk Factors” and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Adoption of the Lapiplasty System

The growth of our business depends on our ability to gain broader acceptance of the Lapiplasty System by successfully marketing and distributing the Lapiplasty System and ancillary products. We currently have approval at over 1,750 facilities across the United States and plan to continue to increase access by convincing even more surgeons and facility administrators that our products are alternatives to traditional products used in bunion surgical procedures. While surgeon adoption of the Lapiplasty Procedure remains critical to driving procedure growth, hospital and ambulatory surgery center facility approvals are necessary for both existing and future surgeon customers to access our products. To facilitate greater access to our products and drive future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with the Lapiplasty System, supported by our robust portfolio of clinical data. If we are unable to successfully continue to commercialize our Lapiplasty System, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt.

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

Medicare payment rates to hospital outpatient departments are set under the Medicare hospital outpatient prospective payment system, which groups clinically similar hospital outpatient procedures and services with similar costs to ambulatory payment classifications (“APCs”). Each APC is assigned a single lump sum payment rate, which includes payment for the primary procedure as well as any integral, ancillary, and adjunctive services. The primary CPT codes for the Lapiplasty Procedure, CPT 28297 and CPT 28740, are grouped together under APC 5114. For Lapiplasty Procedures in which fusion is performed on multiple tarsometatarsal joints, CPT 28730 applies and is classified under APC 5115.

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

No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2022. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our sales territories, new accounts and trained surgeon base and as existing surgeon customers perform more Lapiplasty Procedures, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality and COVID-19 pandemic events.

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

Research and Development

Research and development (“R&D”) expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, and other costs associated with products and technologies that are in development. These expenses include compensation for personnel, including salaries, bonuses, benefits and share-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. We expect R&D expenses to continue to increase in absolute dollars in the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products, though these expenses may fluctuate from quarter to quarter due to a variety of factors, including the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

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

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount and issuance costs related to outstanding borrowings during the reported periods.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Revenue	$29,967	$20,654	$9,313	45.1%	$59,014	$39,361	$19,653	49.9%
Cost of goods sold	5,651	3,944	1,707	43.3%	11,157	7,271	3,886	53.4%
Gross profit	24,316	16,710	7,606	45.5%	47,857	32,090	15,767	49.1%
Operating expenses
Sales and marketing	26,250	14,010	12,240	87.4%	48,173	26,158	22,015	84.2%
Research and development	2,984	2,422	562	23.2%	6,036	4,290	1,746	40.7%
General and administrative	7,015	4,329	2,686	62.0%	13,677	7,095	6,582	92.8%
Total operating expenses	36,249	20,761	15,488	74.6%	67,886	37,543	30,343	80.8%
Loss from operations	(11,933)	(4,051)	(7,882)	194.6%	(20,029)	(5,453)	(14,576)	267.3%
Interest and other income, net	128	6	122	*	139	7	132	*
Interest expense	(946)	(1,038)	92	(8.9)%	(1,897)	(2,069)	172	(8.3)%
Debt extinguishment loss	(4,483)	—	(4,483)	*	(4,483)	—	(4,483)	*
Other expense, net	(5,301)	(1,032)	(4,269)	413.7%	(6,241)	(2,062)	(4,179)	202.7%
Net loss and comprehensive loss	$(17,234)	$(5,083)	$(12,151)	239.1%	$(26,270)	$(7,515)	$(18,755)	249.6%

* Not meaningful

Comparison of the three months ended June 30, 2022 and 2021

Revenue. Revenue increased by $9.3 million, or 45.1%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold as the result of an expanded surgeon customer base, increased surgeon utilization and an increase in average sales prices from increased adoption of our ancillary products.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $1.7 million, or 43.3%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in cost of goods sold was primarily due to $1.0 million increase in direct costs of goods sold and $0.5 million increase in royalty expense resulting from our increased sales, $0.3 million in overhead expenses resulting from increased headcount, and $0.3 million increase in depreciation expense from our surgical instruments, which were offset by a $0.4 million decrease in the provision for inventory and instrument obsolescence. During the three months ended June 30, 2022, gross profit increased by $7.6 million, or 45.5%, as compared to the same period in 2021 due to increased sales. Gross profit margin for the three months ended June 30, 2022 increased from 80.9% to 81.1%, as compared to the same period of 2021, primarily due to an increase in revenue from our increased sales and volume efficiencies.

Sales and Marketing Expenses. Sales and marketing expenses increased by $12.2 million, or 87.4%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in sales and marketing expenses was due to investment in our direct sales force and our patient focused outreach and education campaigns. Sales and marketing expenses increased as a result of an increase of $4.9 million in payroll and related expenses resulting from increased headcount of sales personnel, an increase of $4.0 million in advertising and marketing-related expenses primarily due to higher advertising fees and a new television commercial campaign, an increase of $2.7 million in professional services primarily for higher commissions from increased sales by our direct sales representatives and independent sales agencies, and $0.6 million in other marketing-related expenses resulting from increased sales efforts.

Research and Development Expenses. R&D expenses increased by $0.6 million, or 23.2%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in R&D expenses was due to increases of $0.6 million in payroll and related costs resulting from increased headcount of research and development personnel, and an increase of $0.3 million in clinical expenses resulting from increased purchases of materials used in our prototypes, which were offset by $0.3 million decrease in third party consulting fees.

General and Administrative Expenses. General and administrative expenses increased by $2.7 million, or 62.0%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due to an increase of $1.3 million in payroll and related costs as we increased headcount to support our growing business, an increase of $0.6 million in rent expense resulting from the new corporate headquarters lease that commenced for accounting purposes in the first quarter of 2022, an increase of $0.4 million in business-related expenses primarily resulting from increased insurance costs and fees, and an increase of $0.4 million in professional services primarily related to legal and audit expenses.

Interest and other income, net. Interest and other income, net increased $0.1 million. The increase is due to a slight increase in money market fund interest rates during the current period.

Interest Expense. Interest expense decreased by $0.1 million, or 8.9%, for the three months ended June 30, 2022 as compared to the same period of 2021. The decrease in interest expense was due to significantly lower interest rates on higher debt balances in the three months ended June 30, 2022, as compared to the same period of 2021, as a result of the debt refinancing in late April of the current period.

Debt Extinguishment Loss. Debt extinguishment loss increased by $4.5 million, for the three months ended June 30, 2022 as compared to the same period of 2021, due to our debt refinancing in the current period.

Comparison of the six months ended June 30, 2022 and 2021

Revenue. Revenue increased by $19.7 million, or 49.9%, for the six months ended June 30, 2022 as compared to the same period of 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold as the result of an expanded customer base and an increase in average sales prices.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $3.9 million, or 53.4%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in cost of goods sold was primarily due to $2.3 million increase in direct costs of goods sold resulting from increased sales, $1.1 million increase in royalty expense resulting from our increased sales, $0.4 million increase in depreciation expense from our surgical instruments, and $0.4 million increase in overhead expenses resulting from increase in our headcount offset by $0.3 million decrease in provision for inventory and instrument obsolescence. During the six months ended June 30, 2022, the gross profit increased by $15.8 million, or 49.1%, as compared to the same period of 2021 due to increased sales. Gross profit margin for the six months ended June 30, 2022 decreased from 81.5% to 81.1%, as compared to the same period of 2021, primarily due to an increase in royalty expense resulting from our increased sales and an increase in depreciation expense from surgical instruments.

Sales and Marketing Expenses. Sales and marketing expenses increased by $22.0 million, or 84.2%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in sales and marketing expenses was due to investment in our direct sales force and our patient focused outreach and education campaigns. Sales and marketing expenses increased by $9.4 million in payroll and related expenses from increased headcount of sales personnel, $7.1 million in advertising and marketing-related expenses primarily due to higher advertising fees and a new television commercial campaign, $4.4 million in professional services primarily for higher commissions from increased sales by our direct sales representatives and independent sales agencies, and $1.1 million in other marketing-related expenses resulting from increased sales efforts.

Research and Development Expenses. R&D expenses increased by $1.7 million, or 40.7%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in R&D expenses was due to $1.3 million in payroll and related costs resulting from increased headcount of research and development personnel, $0.5 million in clinical expenses resulting from increased purchases of materials used in our prototypes, which were offset by a $0.1 million decrease in third party consulting fees.

General and Administrative Expenses. General and administrative expenses increased by $6.6 million, or 92.8%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due to increases of $2.7 million in payroll and related costs as we increased headcount to support the growing business, 1.7 million in business-related expenses primarily resulting from increased insurance costs and fees, $1.3 million in professional services primarily related to legal and audit fees, and $0.9 million in rent expense resulting from the new corporate headquarters lease that commenced for accounting purposes in the first quarter of 2022.

Interest Income and other, net. Interest and other income, net increased $0.1 million. The increase is due to a slight increase in money market fund interest rates during the current period.

Interest Expense. Interest expense decreased by $0.2 million, or 8.3%, for the six months ended June 30, 2022 as compared to the same period of 2021. The decrease in interest expense was due to significantly lower interest rates on higher debt balances during the six months ended June 30, 2022 as compared to the same period of 2021 as a result of the debt refinancing in late April of 2022.

Debt Extinguishment Loss. Debt extinguishment loss increased by $4.5 million, for the six months ended June 30, 2022 as compared to the same period of 2021 due to our debt refinancing during the current period.

Liquidity and Capital Resources

Overview

Before our IPO, our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. In April 2021, we received net proceeds of $107.6 million from our IPO. In April 2022, we entered a new five-year $150.0 million loan arrangement, comprising up to $120.0 million in term loans and $30.0 million in a revolving credit facility with entities affiliated with MidCap. On the closing date in April 2022, we borrowed $50.0 million under the term loan and $4.0 million under the revolving credit facility. The term loan proceeds were partly used to repay our entire obligation under our term loan facility with CRG amounting to $34.1 million, including principal of $30.0 million, interest of $0.4 million and fees of $3.7 million. In April 2022, we also terminated our credit facility with SVB which had no outstanding balance when terminated.

As of June 30, 2022, we had cash and cash equivalents of $101.5 million, an accumulated deficit of $68.2 million, and the $54 million indebtedness outstanding under the term and revolving loans with MidCap. We believe that our existing cash and cash equivalents, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the issuance of our condensed financial statements. We may be required or decide to raise additional financing to support further growth of our operations.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of manufacturing our Lapiplasty and Adductoplasty Systems and ancillary products, as well as our sales and marketing and R&D expenses and related personnel costs. We expect sales and marketing expenses to increase for the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth. We also expect R&D expenses to increase for the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as a result of operating as a public company. From time to time, we may also consider additional investments in technologies, assets and businesses to expand or enhance our product offerings. The timing and amount of our operating expenditures will depend on many factors, including:

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
•
the costs associated with being a public company; and
•
the impact of the COVID-19 pandemic, hospital staffing shortages, inflation, and other general economic conditions on our operations and business.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(17,807)	$(4,177)
Investing activities	(6,649)	(866)
Financing activities	20,156	106,585
Net (decrease) increase in cash and cash equivalents	$(4,300)	$101,542

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022, was $17.8 million, consisting primarily of a net loss of $26.3 million, adjusted for non-cash charges of $9.5 million and a decrease of $1.0 million in net operating assets. The non-cash charges primarily consisted of a $4.5 million loss on extinguishment of the CRG term loan, share-based compensation expense of $3.4 million, non-cash lease expense of $1.2 million and depreciation and amortization expense of $0.8 million. The decrease in net operating assets was primarily due to a decrease in accounts receivable resulting from higher sales in fourth quarter 2021, an increase in operating lease liabilities, which were more than offset by increases in inventories, prepaid expenses and other assets, and decreases in accounts payable and accrued liabilities due to timing of payments and growth of our operations.

Net cash used in operating activities for the six months ended June 30, 2021 was $4.2 million, consisting primarily of a net loss of $7.5 million, adjusted for non-cash charges of $1.6 million and an increase of $1.7 million in net operating assets. The non-cash charges primarily consisted of share-based compensation expense of $1.3 million and depreciation and amortization expense of $0.2 million. The increase in net operating assets was primarily due to a decrease of $4.5 million in accounts receivable resulting from higher sales in fourth quarter 2020, which was partially offset by a $2.9 million decrease in prepaid expenses due to timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6.6 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively, consisting primarily of purchases of capitalized surgical instruments for our reusable instrument trays during both periods.

Net Cash Provided by Financing Activities

Net cash provided in financing activities was $20.2 million for the six months ended June 30, 2022, consisting of $53.5 million of net cash proceeds from the new term loan agreement and revolving credit facility with MidCap and $1.5 million from exercise of stock options offset by the $33.9 million repayment of the CRG term loan.

Net cash provided in financing activities was $106.6 million for the six months ended June 30, 2021, consisting primarily of net cash proceeds of $107.6 million from the issuance of shares of common stock, net of $10.6 million in issuance costs, upon completion of our IPO on April 27, 2021, offset by the repayment of our PPP loan from the SBA of $1.8 million in March 2021 and proceeds from exercise of stock options of $0.7 million.

Surgeon Advisory Board Royalty Agreements

We recognized royalty expense of $1.3 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $1.6 million for the six months ended June 30,2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, the aggregate royalty rate was 4.4% and 4.0%, respectively. For the six months ended June 30, 2022 and 2021, the aggregate royalty rate was 4.6% and 4.1%, respectively. Each of the royalty agreements with our surgeon advisory board members prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our real estate leases located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our new corporate headquarters location. Lease payments comprise the base rent stated in the lease plus operating costs which include taxes, insurance and common area maintenance. The remaining lease obligation was $29.4 million under these leases as of June 30, 2022.

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

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report. There had been no material changes to these accounting policies during the six months ended June 30, 2022.

Recently Issued Accounting Pronouncements

Refer to Note 3, “Recent Accounting Pronouncements”, to our condensed financial statements included elsewhere in this Quarterly Report for new accounting pronouncements not yet adopted as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. The risk associated with fluctuating interest rates is primarily limited to our cash equivalents, which are carried at quoted market prices. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a hypothetical 10% change in interest rates would not have a significant impact on our condensed financial statements included elsewhere in this Quarterly Report. As of June 30, 2022, our investments consisted only of low-yield overnight sweep investments. We do not currently use or plan to use financial derivatives in our investment portfolio.

Foreign Currency Risk

Our business is conducted in U.S. dollars. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Credit and Security Agreement (Revolving Loan) dated as of April 29, 2022,by and among Treace Medical Concepts, Inc. and Midcap Funding IV Trust.
10.2*	Credit and Security Agreement (Term Loan) dated as of April 29, 2022 by and among Treace Medical Concepts, Inc. and Midcap Financial Trust.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
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

Treace Medical Concepts, Inc.

Date: August 10, 2022	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)