Form 10-Q
period 2022-09-30
TREACE MEDICAL CONCEPTS, INC.
filed 2022-11-09
CIK 1630627

“333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___

Commission file number: 001-40355

Treace Medical Concepts, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1052611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Palmetto Park Place

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

As of November 3, 2022, 55,501,742 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
•
the impact of inflationary pressures, higher interest rates and general economic conditions on our business;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$88,546	$105,833
Accounts receivable, net of allowance for doubtful accounts of $423 and $414 as of September 30, 2022 and December 31, 2021, respectively	18,548	18,568
Inventories	16,794	10,561
Prepaid expenses and other current assets	4,014	3,010
Total current assets	127,902	137,972
Property and equipment, net	14,148	2,849
Operating lease right-of-use assets	14,247	—
Other non-current assets	146	—
Total assets	$156,443	$140,821

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,881	$4,056
Accrued liabilities	5,189	4,518
Accrued commissions	4,131	5,181
Accrued compensation	5,049	4,455
Operating lease liabilities	330	—
Total current liabilities	22,580	18,210
Derivative liability on term loan	—	173
Long-term debt, net of discount of $1,364 and $635 as of September 30, 2022 and December 31, 2021, respectively	52,636	29,365
Operating lease liabilities, net of current portion	19,026	—
Total liabilities	94,242	47,748
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 55,499,242 issued and outstanding as of September 30, 2022; 300,000,000 shares authorized; 54,181,082 issued and outstanding as of December 31, 2021	46	45
Additional paid-in capital	142,463	134,933
Accumulated deficit	(80,308)	(41,905)
Total stockholders’ equity	62,201	93,073
Total liabilities and stockholders’ equity	$156,443	$140,821

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$33,055	$21,619	$92,069	$60,980
Cost of goods sold	6,624	4,248	17,781	11,519
Gross profit	26,431	17,371	74,288	49,461
Operating expenses
Sales and marketing	25,034	15,984	73,207	42,142
Research and development	3,799	2,537	9,835	6,827
General and administrative	8,916	4,310	22,593	11,405
Total operating expenses	37,749	22,831	105,635	60,374
Loss from operations	(11,318)	(5,460)	(31,347)	(10,913)
Interest and other income, net	375	5	514	12
Interest expense	(1,190)	(963)	(3,087)	(3,032)
Debt extinguishment loss	—	—	(4,483)	—
Other expense, net	(815)	(958)	(7,056)	(3,020)
Net loss and comprehensive loss	(12,133)	(6,418)	(38,403)	(13,933)
Convertible preferred stock cumulative and undeclared dividends	—	—	—	(196)
Net loss attributable to common stockholders	$(12,133)	$(6,418)	$(38,403)	$(14,129)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.12)	$(0.70)	$(0.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,429,211	52,766,150	55,190,587	46,603,487

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2021	—	$—	54,181,082	$45	$134,933	$(41,905)	$93,073
Issuance of common stock upon exercise of stock options	—	—	1,097,860	1	1,371	—	1,372
Share-based compensation expense	—	—	—	—	1,409	—	1,409
Net loss	—	—	—	—	—	(9,036)	(9,036)
Balances at March 31, 2022	—	—	55,278,942	46	137,713	(50,941)	86,818
Issuance of common stock upon exercise of stock options	—	—	112,367	—	165	—	165
Share-based compensation expense	—	—	—	—	1,963	—	1,963
Net loss	—	—	—	—	—	(17,234)	(17,234)
Balances at June 30, 2022	—	—	55,391,309	46	139,841	(68,175)	71,712
Issuance of common stock upon exercise of stock options	—	—	107,933	—	353	—	353
Share-based compensation expense	—	—	—	—	2,269	—	2,269
Net loss	—	—	—	—	—	(12,133)	(12,133)
Balances at September 30, 2022	—	$—	55,499,242	$46	$142,463	$(80,308)	$62,201

Balances at December 31, 2020	6,687,475	$7,935	37,366,865	$28	$14,166	$(21,353)	$776
Issuance of common stock upon exercise of stock options	—	—	690,551	2	568	—	570
Share-based compensation expense	—	—	—	—	402	—	402
Net loss	—	—	—	—	—	(2,432)	(2,432)
Balances at March 31, 2021	6,687,475	7,935	38,057,416	30	15,136	(23,785)	(684)
Issuance of common stock upon exercise of stock options	—	—	272,082	—	193	—	193
Vesting of restricted stock awards	—	—	5,866	—	—	—	—
Share-based compensation expense	—	—	—	—	875	—	875
Issuance of common stock from initial public offering, net of issuance costs and underwriting discount of $10.6 million	—	—	6,953,125	7	107,603	—	107,610
Issuance of common stock upon net exercise of warrants	—	—	621,570	1	(1)	—	—
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	(6,687,475)	(7,935)	6,845,922	7	7,928	—	—
Net loss	—	—	—	—	—	(5,083)	(5,083)
Balances at June 30, 2021	—	—	52,755,981	45	131,734	(28,868)	102,911
Issuance of common stock upon exercise of stock options	—	—	—	—	41	—	41
Share-based compensation expense	—	—	—	—	839	—	839
Net loss	—	—	—	—	—	(6,418)	(6,418)
Balances at September 30, 2021	—	$—	52,755,981	$45	$132,614	$(35,286)	$97,373

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(38,403)	$(13,933)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,216	409
Recovery for allowance for doubtful accounts	(38)	(56)
Share-based compensation expense	5,641	2,116
Non-cash lease expense	2,010	—
Amortization of debt issuance costs	169	133
(Recovery of) provision for inventory obsolescence	(206)	179
Gain on fair value adjustment to derivative liability	(173)	(72)
Debt extinguishment loss	4,483	—
Other, net	25	—
Net changes in operating assets and liabilities:
Accounts Receivable	58	2,747
Inventory	(6,027)	(2,710)
Prepaid expenses and other assets	(1,058)	(3,168)
Other non-current assets	(146)	—
Operating lease liabilities	3,112	—
Accounts payable	3,825	177
Accrued liabilities	222	737
Net cash used in operating activities	(25,290)	(13,441)

Cash flows from investing activities
Purchases of property and equipment	(12,506)	(1,805)
Net cash used in investing activities	(12,506)	(1,805)

Cash flows from financing activities
Repayment of PPP loan	—	(1,788)
Proceeds from interest bearing term debt	49,651	—
Proceeds from interest bearing revolving debt	3,850	—
Debt issuance costs paid to third parties	(989)	—
Repayment of term loan	(33,893)	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs and underwriting fees of $10.6 million	—	107,610
Proceeds from exercise of employee stock options	1,890	804
Net cash provided by financing activities	20,509	106,626
Net (decrease) increase in cash and cash equivalents	(17,287)	91,380
Cash and cash equivalents at beginning of period	105,833	18,079
Cash and cash equivalents at end of period	$88,546	$109,459

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,087	$2,917
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$15,300	$—
Supplemental disclosure of noncash financing activities:
Issuance of common stock upon exercise of warrants	$—	$1
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	$—	$7,935

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

The Company

Treace Medical Concepts, LLC was formed on July 29, 2013 as a Florida limited liability company. Effective July 1, 2014, the entity converted to a Delaware corporation and changed its name to Treace Medical Concepts, Inc. (the “Company”). The Company is a medical technology company driving a fundamental shift in the surgical treatment of Hallux Valgus (commonly known as “bunions”). The Company received 510(k) clearance for the Lapiplasty® System in March 2015 and began selling its surgical medical devices in September 2015. The Company has pioneered the proprietary Lapiplasty 3D Bunion Correction System – a combination of innovative instruments, implants and surgical methods designed to improve the inconsistent clinical outcomes of traditional approaches to bunion surgery. In addition, the Company offers other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. The Company expanded its offerings with the Adductoplasty™ Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

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

Liquidity and Capital Resources

The Company has incurred operating losses to date and has an accumulated deficit of $80.3 million as of September 30, 2022. During the nine months ended September 30, 2022 and 2021, the Company used $25.3 million and $13.4 million of cash in its operating activities, respectively. As of September 30, 2022, the Company had cash and cash equivalents of $88.5 million.

Management believes that the Company’s existing cash and cash equivalents will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these interim condensed financial statements.

2. Summary of Significant Accounting Policies

The Company prepared the unaudited interim condensed financial statements included in this report in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission related to quarterly reports on Form 10-Q.

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 4, 2022. The unaudited condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended

September 30, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2022.

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

Significant estimates and assumptions include reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, valuation of equity instruments, valuation of common stock, stock-based compensation, deferred tax assets and related valuation allowances and impact of contingencies. The Company had no accrued contingent liabilities as of September 30, 2022 and December 31, 2021.

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

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company’s accounts receivable is derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition. At September 30, 2022 and December 31, 2021, no customer accounted for more than 10% of accounts receivable. For the nine months ended September 30, 2022 and 2021, there were no customers that represented 10% or more of revenue.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$85,839	$—	$—	$85,839
Total	$85,839	$—	$—	$85,839

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$105,220	$—	$—	$105,220
Total	$105,220	$—	$—	$105,220
Liabilities:
Derivative liability	$—	$—	$173	$173
Total	$—	$—	$173	$173

(1) Money market funds are included in cash and cash equivalents in the condensed balance sheets as of September 30, 2022 and December 31, 2021.

On April 29, 2022, in connection with the refinancing of its long-term debt, the Company repaid the outstanding principal and interest under its term loan facility with CRG Group LP (“CRG”) which also extinguished the embedded derivative liability.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Derivative liability
Fair value as of January 1, 2022	$173
Change in fair value included in other expense, net	(173)
Fair value as of September 30, 2022	$—

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Cash	$2,707	$613
Cash equivalents:
Money market funds	85,839	105,220
Total cash and cash equivalents	$88,546	$105,833

Included in cash as of September 30, 2022 is $0.9 million pledged to Silicon Valley Bank (“SVB”) as collateral for the Company's corporate credit card program and is restricted from use by the Company. There was no cash pledged to SVB as of December 31, 2021. In the fourth quarter of 2022, the Company sold $65.0 million of money market funds and will invest the proceeds in various investments that are classified as either cash equivalents or available-for-sale marketable securities.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Furniture and fixtures, and equipment	$1,443	$180
Construction in progress	723	126
Machinery and equipment	768	274
Capitalized surgical equipment	7,950	4,442
Computer equipment	426	160
Leasehold improvements	6,231	268
Software	138	138
Total property and equipment	17,679	5,588
Less: accumulated depreciation and amortization	(3,531)	(2,739)
Property and equipment, net	$14,148	$2,849

Depreciation and amortization expense on property and equipment was $0.4 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense on property and equipment was $1.2 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued royalty expense	$1,659	$1,522
Accrued interest	381	975
Accrued professional services	1,027	941
Other accrued expense	2,122	1,080
Total accrued liabilities	$5,189	$4,518

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Revolving line of credit
MidCap revolving credit facility	$4,000	$—
Term loans
CRG term loan facility	—	30,000
MidCap term loan facility	50,000	—
Total term and revolving loans	54,000	30,000
Less: debt discount and issuance costs	(1,364)	(635)
Total long-term debt, net	$52,636	$29,365

As of September 30, 2022, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2022 (remaining six months)	$—
2023	—
2024	—
2025	—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(1,364)
Total long-term debt, net	$52,636

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

The revolving credit facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. At loan closing, the Company drew $4.0 million under the revolving credit facility. The Company may request a $20.0 million increase in the revolving loan facility for a total commitment of up to $50.0 million. The Company is required to either (1) maintain a minimum drawn balance under the revolving facility agreement or (2) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (1) 50% of the revolving borrowing capacity or (2) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility (“Lockbox Deductions”). As of September 30, 2022, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

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

7. Commitments and Contingencies

License and Royalty Commitments

As of September 30, 2022 and December 31, 2021, the Company has royalty agreements with certain members of its surgeon advisory board. The Company recognized royalty expense under these agreements of $1.6 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $4.3 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, the aggregate royalty rates were 4.8% and 5.3% respectively. For the nine months ended September 30, 2022 and 2021, the aggregate royalty rates were 4.7% and 4.5%, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued contingent liabilities as of September 30, 2022 and December 31, 2021.

8. Operating Leases

The Company’s leases consist of real estate leases in Ponte Vedra, Florida.

On February 9, 2022, the Company entered into a 10-year operating lease for a new corporate headquarters building in Ponte Vedra, Florida, with a lease commencement date of March 1, 2022. The Company's obligation to make cash payments for the new headquarters building started in the third quarter of 2022.

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

In addition to base rent, the Company will pay variable costs related to its share of operating expenses under certain of its lease arrangements. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the statements of operations and comprehensive loss. Variable lease costs were $0.1 million and $0.1 million for the three and nine months ended as of September 30, 2022.

Rent expense was $0.3 and $0.5 for the three and nine months ended September 30, 2021, respectively.

Operating lease cost was $0.8 million and $1.9 million for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, cash paid for amounts included in operating lease liabilities of $0.5 million and $0.8 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.

Additional information related to operating leases is as follows:

September 30, 2022
Weighted average remaining lease term (years)	9.4
Weighted average discount rate	9.2%

The following table summarizes future minimum lease payments on operating leases as of December 31, 2021 (in thousands):

Fiscal Year
2022	$627
2023	444
2024	458
2025	472
2026	321
Total	$2,322

The following table summarizes a maturity analysis of operating lease liabilities showing the aggregate lease payments as of September 30, 2022 (in thousands):

Fiscal Year
2022 remaining *	$308
2023	2,161
2024	2,932
2025	3,421
2026	3,339
Thereafter	18,094
Total undiscounted lease payments	30,255
Less: imputed interest	(10,899)
Total discounted lease payments	19,356
Less: Current portion of lease liability	(330)
Noncurrent portion of lease liability	$19,026

* Includes the tenant improvement allowance

9. Stockholders’ Equity

Stock Option Plans

During the nine months ended September 30, 2022 and 2021, the Company granted stock options to employees to purchase an aggregate of 1,237,675 and 1,787,761 shares respectively, of the Company’s common stock. The weighted-average grant-date fair value of the employee stock options granted during the nine months ended September 30, 2022 and 2021 were $7.32 and $6.90 per share, respectively.

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 499,244 restricted stock units (“RSUs”) The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2022 was $18.46. The Company did not grant RSUs during the nine months ended September 30, 2021.

Share-Based Compensation Expense

Share-based compensation expense is reflected in operating expenses in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$809	$278	$2,030	$795
Research and development	174	129	500	295
General and administrative	1,286	432	3,111	1,026
Total	$2,269	$839	$5,641	$2,116

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2022 and 2021, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(12,133)	$(6,418)	$(38,403)	$(13,933)
Adjust: Convertible preferred stock cumulative and undeclared dividends	—	—	—	(196)
Net loss attributable to common stockholders	(12,133)	(6,418)	(38,403)	(14,129)
Denominator
Weighted-average common stock outstanding, basic and diluted	55,429,211	52,766,150	55,190,587	46,603,487
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.12)	$(0.70)	$(0.30)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	September 30,	December 31,
	2022	2021
Common stock options issued and outstanding	7,209,997	7,464,580
Unvested restricted stock units	499,284	29,024
Total	7,709,281	7,493,604

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

Overview

We are a medical technology company driving a fundamental shift in the surgical treatment of Hallux Valgus (commonly known as bunions). We have pioneered our proprietary Lapiplasty® 3D Bunion Correction™ System—a combination of innovative instruments, implants and surgical methods designed to improve the inconsistent clinical outcomes of traditional approaches to bunion surgery. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional (“3D”) misalignment in the foot’s anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional (“2D”) perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our mission is to be the leader in the surgical treatment of bunions by establishing the Lapiplasty System as the standard of care. In 2021, we expanded our offerings with the Adductoplasty™ Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients.

We were formed in 2013 and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 57,000 Lapiplasty Procedure Kits in the United States. We market and sell our Lapiplasty Systems to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agencies across 172 territories in the United States. As of September 30, 2022, we had 143 direct sales representatives and 29 independent sales agencies. In the three months ended September 30, 2022, employee sales representatives generated approximately 74% of revenues while approximately 26% of revenues came through independent sales agencies. In the nine months ended September 30, 2022, employee sales representatives generated approximately 69% of revenues while approximately 31% of revenues came through independent sales agencies.

On April 27, 2021, we completed our initial public offering (“IPO”) of 12,937,500 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. Before our IPO, our primary sources of capital had been private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As part of the IPO, we received net proceeds of approximately $107.6 million. Upon the completion of the IPO, all 6,687,475 shares of our Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued dividends on Series A convertible preferred stock of $2.5 million. As of September 30, 2022, we had cash and cash equivalents of $88.5 million, an accumulated deficit of $80.3 million and $54.0 million of principal outstanding under our term and revolving loan agreements.

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

COVID-19 Impact and Economic Environment

Our business has been and may continue to be impacted by the COVID-19 pandemic. We are aware that the actual and perceived impact of COVID-19 has been changing and cannot be predicted. Since the pandemic began, we have experienced elective surgery delays and cancellations and hospital staffing and capacity constraints, primarily related to surges of infections and hospitalizations as variants of COVID-19 have emerged. We believe we may continue to experience market variability as a result of the pandemic that could influence sales, suppliers, patients, and customers. There is still uncertainty around the duration and severity of business disruptions related to COVID-19 and how it will impact our operations which could be significant.

There is also uncertainty in the macro-economic environment. Inflationary pressures, rising interest rates, reduced consumer confidence, and ongoing supply chain challenges may result in higher costs and longer lead times from suppliers and reduced demand for our Lapiplasty Procedure Kits. General economic conditions may also affect demand for elective surgeries. While we continuously work with suppliers to mitigate higher costs and longer lead times and continue to invest in our direct sales channels, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue throughout 2022 and into 2023, which may impact our results of operations.

Key Business Metrics

We regularly review a number of operating and financial metrics, including the number of Lapiplasty Procedure Kits sold, the number of active surgeons using the Lapiplasty System and utilization rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans and make strategic decisions. The number of Lapiplasty Procedure Kits sold during the three months ended September 30, 2022 increased by 1,742 or 44% over the same period of 2021, and the number of active surgeons as of September 30, 2022 was 2,218 an increase of 39% from the prior year. We define the number of active surgeons as the number of surgeons that performed at least one procedure using the Lapiplasty System in the trailing twelve-month period. The surgeon utilization rate for the nine months ended September 30, 2022 increased by 1.6% over the same period of 2021, to an average of 10.1 Lapiplasty Procedure Kits per active surgeon.

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

Factors Affecting Our Business

We believe that our financial performance has been and in the foreseeable future, will continue to depend on many factors, including COVID-19 and other macro-economic impacts as described above, those described below, those referenced in the section titled “Special Note Regarding Forward-Looking Statements” and those set forth in our Annual Report in the section titled “Part I, Item 1A—Risk Factors” and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Adoption of the Lapiplasty System

The growth of our business depends on our ability to gain broader acceptance of the Lapiplasty System by successfully marketing and distributing the Lapiplasty System and ancillary products. We currently have approval at over 1,850 facilities across the United States and plan to continue to increase access by convincing even more surgeons and facility administrators that our products are alternatives to traditional products used in bunion surgical procedures. While surgeon adoption of the Lapiplasty Procedure remains critical to driving procedure growth, hospital and ambulatory surgery center facility approvals are necessary for both existing and future surgeon customers to access our products. To facilitate greater access to our products and drive future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with the Lapiplasty System, supported by our robust portfolio of clinical data. If we are unable to successfully continue to commercialize our Lapiplasty System, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt.

Investments in Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business. In sales and marketing, we are dedicating meaningful resources to expand our sales force and management team in the United States, as well as our patient focused outreach and education campaigns. We are hiring additional direct sales representatives and employee field sales management to strategically access more regions with high densities of prospective patients and by focusing the efforts of our independent sales channel on our products. In research and development, our team and our surgeon advisory board are continually working on next-generation innovations of the Lapiplasty System and related products. In addition to expanding our Lapiplasty offerings with products like the Lapiplasty Mini-Incision and Micro-Incision Systems, we are continually exploring opportunities to advance our core Lapiplasty System instrumentation and implants to further improve surgical efficiency, enhance reproducibility of outcomes and speed surgical recovery for patients. As an example of our investments in innovation and growth, in 2022 alone, we introduced (a) our Lapiplasty S4A Anatomic Plating Kit, an advanced, three-dimensional contoured plate; (b) our Lapiplasty 3-n-1™ Guide, an advanced instrument that combines three separate instruments into one precision tool aimed to reduce surgical time and increase the reproducibility and efficiency of the Lapiplasty Procedure; and (c) the SpeedRelease™ and TriTome™ Tissue Release Instruments, which are sterile-packaged, single-use tissue cutting instruments specially designed to provide a more accurate and complete surgical release of key soft tissue anatomy commonly involved in the Lapiplasty and Adductoplasty Procedures.

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

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 35% to 40% of full year revenues, and lower sales volumes in the first calendar quarter. Our sales volumes in the fourth calendar quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in the first calendar quarter also tend to be lower as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. The orthopaedic industry traditionally experiences lower sales volumes in the third quarter than throughout the rest of the year as elective procedures generally decline during the summer months. Although we follow orthopaedic industry trends generally, to date our third quarter sales volumes have not been lower than other quarters, but we may experience relatively lower sales volumes during third quarters in the future.

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

No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2022. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our sales territories, new accounts and trained surgeon base and as existing surgeon customers perform more Lapiplasty Procedures, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality and COVID-19 pandemic events.

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

General and Administrative

General and administrative expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits and share-based compensation, related to finance, information technology ("IT"), legal and human resource functions, as well as professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses, rent expenses and allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars in the foreseeable future as we hire personnel and expand our infrastructure to drive and support the anticipated growth in our organization. Moreover, we have incurred, and expect to continue to incur, additional general and administrative expenses associated with operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses, though these expenses may fluctuate from quarter to quarter.

Interest and other income, net

Interest income and other income, net consists of interest received on our money market funds.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount and issuance costs related to outstanding borrowings during the reported periods.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Revenue	$33,055	$21,619	$11,436	52.9%	$92,069	$60,980	$31,089	51.0%
Cost of goods sold	6,624	4,248	2,376	55.9%	17,781	11,519	6,262	54.4%
Gross profit	26,431	17,371	9,060	52.2%	74,288	49,461	24,827	50.2%
Operating expenses
Sales and marketing	25,034	15,984	9,050	56.6%	73,207	42,142	31,065	73.7%
Research and development	3,799	2,537	1,262	49.7%	9,835	6,827	3,008	44.1%
General and administrative	8,916	4,310	4,606	106.9%	22,593	11,405	11,188	98.1%
Total operating expenses	37,749	22,831	14,918	65.3%	105,635	60,374	45,261	75.0%
Loss from operations	(11,318)	(5,460)	(5,858)	107.3%	(31,347)	(10,913)	(20,434)	187.2%
Interest and other income, net	375	5	370	*	514	12	502	*
Interest expense	(1,190)	(963)	(227)	23.6%	(3,087)	(3,032)	(55)	1.8%
Debt extinguishment loss	—	—	—	*	(4,483)	—	(4,483)	*
Other expense, net	(815)	(958)	143	(14.9%)	(7,056)	(3,020)	(4,036)	133.6%
Net loss and comprehensive loss	$(12,133)	$(6,418)	$(5,715)	89.0%	$(38,403)	$(13,933)	$(24,470)	175.6%

* Not meaningful

Comparison of the three months ended September 30, 2022 and 2021

Revenue. Revenue increased by $11.4 million, or 52.9%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold as the result of an expanded surgeon customer base, and to a slightly higher blended average sales price from a product mix shift due to increased adoption of our newer technologies and selling more ancillary products.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $2.4 million, or 55.9%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in cost of goods sold was primarily due to a $1.3 million increase in direct costs of goods sold and a $0.5 million increase in royalty expense resulting from our increased sales, a $0.3 million increase in overhead expenses resulting from increased headcount, and a $0.3 million increase in depreciation expense from our surgical instruments. During the three months ended September 30, 2022, gross profit increased by $9.1 million, or 52.2%, as compared to the same period in 2021 due to increased sales. Gross profit margin for the three months ended September 30, 2022 decreased from 80.4% to 80.0%, as compared to the same period of 2021, primarily due to an increase in allocations of payroll and related expenses, and an increase in capitalized surgical instruments depreciation partially offset by a decrease in royalty expense in relation to products sold in the quarter and lower inventory and obsolescence provisions.

Sales and Marketing Expenses. Sales and marketing expenses increased by $9.1 million, or 56.6%, for the three months ended September 30, 2022 as compared to the same period in 2021. Sales and marketing expenses increased as a result of an increase of $5.7 million in payroll and related expenses resulting from increased headcount of sales personnel, a $0.7 million increase in advertising and marketing-related expenses primarily due to higher advertising fees, an increase of $1.8 million in professional services primarily for higher commissions from increased sales by our direct sales representatives and independent sales agencies, and $0.7 million in other marketing-related expenses resulting from increased sales efforts. These increases in sales and marketing expenses were as a result of our ongoing investment in our direct sales force and our patient focused outreach and education campaigns.

Research and Development Expenses. R&D expenses increased by $1.3 million, or 49.7%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in R&D expenses was due to increases of $0.9 million in payroll and related costs resulting from increased headcount of research and development personnel, and an increase of $0.3 million in clinical expenses resulting primarily from increased purchases of materials used in our prototypes.

General and Administrative Expenses. General and administrative expenses increased by $4.6 million, or 106.9%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due to an increase of $2.6 million in payroll and related costs as we increased headcount to support our growing business, an increase of $0.5 million in rent expense and occupancy costs related to moving into our new headquarters' building during the quarter, and an increase of $1.1 million in professional services primarily related to legal and IT expenses related to conversion to a new service provider.

Interest and other income, net. Interest and other income, net increased $0.4 million. The increase is due to a significant increase in money market fund interest rates during the current period.

Interest Expense. Interest expense increased by $0.2 million, or 23.6%, for the three months ended September 30, 2022 as compared to the same period of 2021. The increase in interest expense was due to higher debt balances slightly offset by lower interest rates in the three months ended September 30, 2022, as compared to the same period of 2021, as a result of the debt refinancing in the second quarter of this year.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue. Revenue increased by $31.1 million, or 51.0%, for the nine months ended September 30, 2022 as compared to the same period of 2021. The increase in revenue was primarily due to an increased number of Lapiplasty Procedure Kits sold as the result of an expanded surgeon customer base, and to a slightly higher blended average sales price from a product mix shift due to increased adoption of our newer technologies and selling more ancillary products.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $6.3 million, or 54.4%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in cost of goods sold was primarily due to $3.6 million increase in direct costs of goods sold resulting from increased sales, $1.6 million increase in royalty expense resulting from our increased sales, $0.8 million increase in depreciation expense from our surgical instruments, and $0.7 million increase in overhead expenses resulting from increase in our headcount offset by $0.4 million decrease in provision for inventory and instrument obsolescence. During the nine months ended September 30, 2022, our gross profit increased by $24.8 million, or 50.2%, as compared to the same period of 2021 due to increased sales. Gross profit margin for the nine months ended September 30, 2022 decreased from 81.1% to 80.7%, as compared to the same period of 2021, primarily due to an increase in depreciation expense from an increase in capitalized surgical instruments, an increase in allocations of payroll and related costs partially offset by a decrease in inventory and obsolescence provisions.

Sales and Marketing Expenses. Sales and marketing expenses increased by $31.1 million, or 73.7%, for the nine months ended September 30, 2022 as compared to the same period in 2021. Sales and marketing expenses increased by $15.1 million in payroll and related expenses from increased headcount of sales personnel, $7.8 million in advertising and marketing-related expenses primarily due to higher advertising fees and a new television commercial campaign, $6.3 million in professional services primarily for higher commissions from increased sales by our direct sales representatives and independent sales agencies, and $1.7 million in other marketing-related expenses resulting from increased sales efforts. These increases in sales and marketing expense were as a result of our ongoing investment in our direct sales force and our patient focused outreach and education campaigns.

Research and Development Expenses. R&D expenses increased by $3.0 million, or 44.1%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in R&D expenses was due to $2.2 million in payroll and related costs resulting from increased headcount of research and development personnel, $0.8 million in clinical expenses resulting from primarily increased purchases of materials used in our prototypes.

General and Administrative Expenses. General and administrative expenses increased by $11.2 million, or 98.1%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due to increases of $5.4 million in payroll and related costs as we increased headcount to support the growing business, a $2.0 million in business-related expenses primarily resulting from increased insurance costs and fees, $2.4 million in professional services primarily related to legal and audit fees, and expenses related to IT optimization that included a new service provider, $1.4 million in rent expense and occupancy costs related to moving into our new headquarters.

Interest Income and other, net. Interest and other income, net increased $0.5 million. The increase is primarily due to an increase in money market fund interest rates during the current period.

Interest Expense. Interest expense decreased by $0.1 million, or 1.8%, for the nine months ended September 30, 2022 as compared to the same period of 2021. The decrease in interest expense was due to significantly lower interest rates on higher debt balances during the nine months ended September 30, 2022 as compared to the same period of 2021 as a result of the debt refinancing in second quarter of this year.

Debt Extinguishment Loss. Debt extinguishment loss increased by $4.5 million, for the nine months ended September 30, 2022 as compared to the same period of 2021 due to our debt refinancing during the second quarter of this year.

Liquidity and Capital Resources

Overview

Before our IPO, our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. In April 2021, we received net proceeds of $107.6 million from our IPO. In April 2022, we entered a new five-year $150.0 million loan arrangement, comprising up to $120.0 million in term loans and $30.0 million in a revolving credit facility with entities affiliated with MidCap. On the closing date in April 2022, we borrowed $50.0 million under the term loan and $4.0 million under the revolving credit facility. The term loan proceeds were partly used to repay our term loan facility obligation with CRG and an early termination fee to SVB amounting to $34.1 million, including principal of $30.0 million, interest of $0.4 million and fees of $3.7 million. There was no outstanding principal at termination of the SVB credit facility.

As of September 30, 2022, we had cash and cash equivalents of $88.5 million, an accumulated deficit of $80.3 million, and the $54 million principal outstanding under the term and revolving loans with MidCap. We believe that our existing cash and cash equivalents, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the issuance of our condensed financial statements. We may be required or decide to raise additional financing to support further growth of our operations.

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
•
the degree and rate of market acceptance of the Lapiplasty and Adductoplasty Systems and our ancillary products;
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
•
the costs associated with being a public company; and
•
the impact of the COVID-19 pandemic, hospital staffing shortages, inflation, interest rate changes, and other general economic conditions on our operations and business.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(25,290)	$(13,441)
Investing activities	(12,506)	(1,805)
Financing activities	20,509	106,626
Net (decrease) increase in cash and cash equivalents	$(17,287)	$91,380

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022, was $25.3 million, consisting primarily of a net loss of $38.4 million, adjusted for non-cash charges of $13.1 million and relatively flat net operating assets. The non-cash charges primarily consisted of a $4.5 million loss on extinguishment of the CRG term loan, share-based compensation expense of $5.6 million, non-cash lease expense of $2.0 million and depreciation and amortization expense of $1.2 million. The slight increase in net operating assets was primarily due to an increase in inventory during third quarter for higher expected fourth quarter sales, an increase in prepaid expenses and other current assets, which were offset by increases in accounts payable and accrued liabilities due to timing of payments and growth of our operations.

Net cash used in operating activities for the nine months ended September 30, 2021 was $13.4 million, consisting primarily of a net loss of $13.9 million, adjusted for non-cash charges of $2.7 million and an increase of $2.2 million in net operating assets. The non-cash charges primarily consisted of share-based compensation expense of $2.1 million and depreciation and amortization expense of $0.4 million. The increase in net operating assets was primarily due to an increase in inventory during third quarter for higher expected fourth quarter sales and an increase in prepaid expense and other current assets offset by a decrease of $2.7 million in accounts receivable resulting from higher receivables from fourth quarter 2020 sales and increase in accounts payable and accrued liabilities due to timing of payments and growth of our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.5 million for the nine months ended September 30, 2022, consisting primarily of $7.2 million of leasehold improvements and furniture and equipment for our new headquarters' building and $3.6 million for purchases of capitalized surgical instruments for our reusable instrument trays.

Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2021, consisting primarily of purchases of capitalized surgical instruments for our reusable instrument trays.

Net Cash Provided by Financing Activities

Net cash provided in financing activities was $20.5 million for the nine months ended September 30, 2022, consisting of $53.5 million of net cash proceeds from the new term loan agreement and revolving credit facility with MidCap and $1.9 million from exercise of stock options offset by the $33.9 million repayment of the CRG term loan and $1 million of debt issuance costs paid to third parties.

Net cash provided in financing activities was $106.6 million for the nine months ended September 30, 2021, consisting primarily of net cash proceeds of $107.6 million from the issuance of shares of common stock, net of $10.6 million in issuance costs, upon completion of our IPO on April 27, 2021, offset by the repayment of our PPP loan from the Small Business Administration of $1.8 million in March 2021 and proceeds from exercise of stock options of $0.8 million.

Surgeon Advisory Board Royalty Agreements

We recognized royalty expense of $1.6 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $4.3 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, the aggregate royalty rate was 4.8% and 5.3%, respectively. For the nine months ended September 30, 2022 and 2021, the aggregate royalty rate was 4.7% and 4.5%, respectively. Each of the royalty agreements with our surgeon advisory board members prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our real estate leases located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our new corporate headquarters location. Lease payments comprise the base rent stated in the lease plus operating costs which include taxes, insurance and common area maintenance. The remaining lease obligation was $30.3 million under these leases as of September 30, 2022.

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

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report. There had been no material changes to these accounting policies during the nine months ended September 30, 2022.

Recently Issued Accounting Pronouncements

Refer to Note 3, “Recent Accounting Pronouncements”, to our condensed financial statements included elsewhere in this Quarterly Report for new accounting pronouncements not yet adopted as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. The risk associated with fluctuating interest rates is primarily limited to our cash equivalents, which are carried at quoted market prices. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a hypothetical 10% change in interest rates would not have a significant impact on our condensed financial statements included elsewhere in this Quarterly Report. As of September 30, 2022, our investments consisted only of low-yield overnight sweep investments. We do not currently use or plan to use financial derivatives in our investment portfolio.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment No. 1 dated October 5, 2022 to Credit and Security Agreement (Revolving Loan) dated as of April 29, 2022,by and among Treace Medical Concepts, Inc. and Midcap Funding IV Trust.
10.2	Amendment No. 1 dated October 5, 2022 to Credit and Security Agreement (Term Loan) dated as of April 29, 2022 by and among Treace Medical Concepts, Inc. and Midcap Financial Trust.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Treace Medical Concepts, Inc.

Date: November 9, 2022	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)