Form 10-K
period 2022-12-31
TREACE MEDICAL CONCEPTS, INC.
filed 2023-03-08
CIK 1630627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, was $526.2 million.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2023 was 61,156,070.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K ("Annual Report"), unless expressly indicated or the context otherwise requires, references to "Treace Medical Concepts," "we," "us," "our," "the Company," and similar references refer to Treace Medical Concepts, Inc. This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "assume," "believe," "contemplate," "continue," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "seek," "should," "target," "will," "would" and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

•
the expected use of our products by physicians;
•
the expected growth of our business and our organization;
•
our expected uses of our existing cash, cash equivalents and marketable securities and the sufficiency of such resources to fund our planned operations;
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
•
our compliance with Nasdaq requirements and government laws, rules and regulations;
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
•
our plans to conduct further clinical studies; and
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements.

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

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission ("SEC") as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business.

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. We have pioneered our proprietary Lapiplasty® 3D Bunion Correction System™—a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional ("3D") misalignment in the foot’s anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional ("2D") perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. To provide a solution that also addresses midfoot deformities, in 2021, we launched our Adductoplasty® System, which brings together our implants and precision instrumentation for the first comprehensive system designed for reproducible realignment, stabilization, and fusion of the midfoot. Our mission is to be the leader in the surgical treatment of bunions by establishing the Lapiplasty System as the standard of care.

A bunion is a painful, disfiguring deformity characterized by a deviated position of the great toe, and easily identified visually by the "bump" at its base. Bunions affect approximately 65 million Americans, and generally increase in prevalence and severity over time. Nearly 25% of adults between the ages of 18 and 65, and over 35% of people over the age of 65, have bunions. Approximately 4.4 million patients in the United States seek medical attention for bunions annually; of these patients, an estimated 1.1 million are deemed surgical candidates, which represents a total annual addressable market opportunity of more than $5 billion. This large patient population often suffers from symptoms that worsen over time, including severe and debilitating pain, emotional burden and limited mobility, and is susceptible to further degeneration and common concomitant pathologies. Despite the significant limitations of traditional surgical treatment approaches, approximately 450,000 surgical bunion procedures are performed in the United States every year. We believe there is a significant opportunity to convert these to our Lapiplasty Procedure, representing a greater than $2.3 billion market opportunity. In addition, through better clinical outcomes and effective patient education, we believe we can increase the number of patients who seek surgical treatment, representing the incremental opportunity of $3 billion. The chart below illustrates our annual addressable U.S. market opportunity:

(1)
Approximate number of surgical bunion procedures performed in the United States per year according to iData Research, Inc. 2022.

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

Historically, there have been two primary approaches to the surgical treatment of bunions, which inconsistently met patient needs and physician expectations. The first and most common approach is 2D Osteotomy surgery, which merely cuts and shifts the metatarsal bone in two dimensions, addressing the cosmetic bump rather than the root cause, which may result in high variability in potential for bunion recurrence with long-term recurrence rates (up to 78%) and low patient satisfaction with the procedure. The second approach, traditionally reserved for the most advanced and severe bunion pathology is Lapidus Fusion surgery, which fuses the unstable joint but requires a technically challenging correction through a "freehand" technique which often results in inconsistent outcomes and has been reported to involve a protracted period of recovery, including approximately 6 to 8 weeks of non-weight-bearing. The freehand technique is highly dependent on the surgeon’s skill and requires the physician to perform complex corrections without the benefits of assistive instrumentation that are standard in many other orthopaedic joint procedures and, consequently, this surgery often results in inconsistent outcomes.

Traditional 2D Bunion Surgery (Osteotomy)

Shaves off "bump"; cuts & shifts top of bone.
Does not address bunion's root cause.

Crooked bone
Unstable foundation
Root of the problem
is not corrected

- Unnaturally cuts & shifts bone; only a 2D correction
- Addresses cosmetic "bump" only; not the root cause
- 1 day to 6 weeks non-weight bearing (post-operative shoe or boot, sometimes in a cast)

Lapiplasty® 3D Bunion Correction™

Rotates bone back to normal 3D alignment.
Reliably secures bunion's root cause.

Straight bone
Joint secured
Unstable joint
is reliably secured

- Returns entire bone to normal alignment; a 3D correction
- Secures the root cause; an unstable joint
- Get back on your feet quickly in a boot; many cases within 2 weeks

We believe our proprietary Lapiplasty System, the first of its kind, is the leading system designed to consistently and reliably correct all three dimensions of the bunion deformity, address the root cause of the bunion deformity, and allow return to weight-bearing quickly in a post-operative boot with low risk of recurrence (as described in more detail below in the section entitled "Key Clinical Advantages of the Lapiplasty System"). The Lapiplasty System combines our novel surgical approach, the Lapiplasty Procedure, with our procedural instrumentation and single-use implant kits. With help from our procedural instrumentation, the Lapiplasty Procedure is designed to rotate the entire metatarsal bone into normal anatomical position in all three dimensions, eliminating the bump and restoring normal anatomy. The unstable foundation in the foot is then secured with our titanium fixation plates and screws, allowing patients to get back on their feet quickly in a post-operative boot. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery center settings, and utilizes existing, well-established reimbursement codes. Since receiving 510(k) clearance for the Lapiplasty System in March 2015, more than 65,000 Lapiplasty Procedures have been performed in the United States.

The safety, effectiveness and clinical advantages of the Lapiplasty System have been demonstrated in multiple post-market clinical outcome studies. We believe this portfolio of studies is unique in the bunion correction field where comprehensive outcome studies with respect to marketed bunion correction surgical products are limited. Multiple peer-reviewed publications have demonstrated the ability of the Lapiplasty System to reproducibly correct all three dimensions of the deformity and allow the patient to quickly return to weight-bearing in a post-operative boot while exhibiting a low rate of bunion recurrence (as described in more detail below in the section entitled "Key Clinical Advantages of the Lapiplasty System"). We have completed enrollment in our ALIGN3D prospective, multicenter study, which is prospectively evaluating bunion correction status through five years after the Lapiplasty Procedure and includes patient satisfaction scoring, range of motion results and radiographic outcomes. Interim analyses from the ALIGN3D clinical study have been published in the Journal of Foot & Ankle Surgery and most recently presented at industry conferences, including at the American Orthopedic Foot and Ankle Society ("AOFAS") Annual Meeting in September 2022, and at the American College of Foot and Ankle Surgeons ("ACFAS") Annual Scientific Conference that was held in early February 2023.

To broaden our Lapiplasty offerings, we launched the Lapiplasty Mini-Incision System in 2021, which is designed to allow the Lapiplasty Procedure to be performed through a 3.5cm incision as compared to the 6cm to 8cm incision with the standard Lapiplasty Procedure. To address midfoot deformities, which may occur in up to 30% of bunion patients, also in 2021, we launched the Adductoplasty System, which brings together our implants and precision instrumentation for the first comprehensive system designed for reproducible realignment, stabilization, and fusion of the midfoot. Other new product developments in 2022 include the Lapiplasty 3-n-1™ Guide, the Lapiplasty S4A Anatomic Plating Kit, and the SpeedRelease™ and TriTome™ Release Instruments. In 2022, we previewed our next generation Micro-Lapiplasty™ Minimally Invasive System, which is designed to allow the deformity correction and joint preparation steps of the Lapiplasty Procedure to be performed through 2cm incisions and the SpeedPlate™ Rapid Compression Implant System designed for rapid delivery of titanium compression implants through small incisions. Commercial release of the Micro-Lapiplasty instrumentation and SpeedPlate implants is expected in the second half of 2023. We believe these new technologies demonstrate our commitment to rapid innovation with a focus on continually iterating the Lapiplasty System with options for reduced incision size and increased procedural efficiency.

We market and sell our products in the United States primarily through a direct employee sales force that is supplemented by independent sales agencies across 193 territories focused on supporting adoption and utilization of the Lapiplasty System among the approximately 7,400 surgical podiatrists and 2,600 orthopaedic surgeons with foot and ankle specializations in the United States. To improve clinical outcomes, we devote significant resources to training and educating physicians on the safe and effective use of the Lapiplasty System. Additionally, we have developed a differentiated direct-to-patient outreach program that educates patients on the benefits of the Lapiplasty System. We also offer a "Find a Doctor" tool on our website that allows potential patients to search for experienced Lapiplasty surgeons in their local markets. We believe our patient and surgeon education programs and specialized teams supporting surgeons in the field combined with the Lapiplasty System’s differentiated clinical outcomes lead to an increase in utilization of the Lapiplasty System per physician over time.

Our internal employee engineering personnel and our Surgeon Advisory Board help us to generate ideas and develop product innovations. Our Surgeon Advisory Board is comprised of both podiatrists and orthopaedic foot and ankle surgeons who provide us with holistic insights for developing products that fully meet the needs of each group. Our research and development team is focused on improving clinical outcomes by designing new procedure-specific instruments and products and by developing enhanced surgical techniques.

We have experienced considerable growth since receiving 510(k) clearance for the Lapiplasty System in March 2015. The number of Lapiplasty Procedure Kits sold increased from 11,113 in 2020 to 17,490 in 2021 to 24,656 in 2022, representing a compound annual growth rate of 49.0%, despite the adverse impact of the COVID-19 pandemic on elective procedures in 2020 and 2021. Correspondingly, our revenue increased from $57.4 million in 2020 to $141.8 million in 2022, representing a compound annual growth rate of 57.2%.

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

Complex 3D Deformity

More than a simple "bump" of bone...

Bunion "Bump" Appears Here
Metatarsal Bone
Unstable Joint

Normal Foot | **Bunion Foot**

unstable foundation

Transverse Plane
Metatarsal leans sideways causing the "bump".

Complex 3D Deformity More than a simple bump of bone& Unstable joint in midfoot allows metatarsal bone to drift out of alignment in all 3 anatomic dimensions Transverse Plane Metatarsal leans sideways causing the bump. Sagittal plane Metatarsal elevates up, transferring pressure to lesser metatarsals. Frontal Plane Metatarsal rotates causing abnormal wear on MTP great toe joint.

Traditional treatment options for bunion patients vary with the type and severity of each bunion. During the early stages of the disorder, pain can be managed but will typically worsen and additional symptoms may develop. The primary goal of most early treatment options is to relieve pressure on the bunion and halt the progression of the deformity. A physician may initially recommend various non-surgical treatments, including toe spacers, pads or splints, inserts or orthotics, medication or physical therapy. These options are prescribed to alleviate symptoms but do not address the root cause of the deformity. When these non-surgical treatments fail, or when the severity of the bunion deformity progresses past the threshold for such options, surgery is often necessary.

Limitations of Traditional Surgical Treatment Approaches

Historically, there have been two primary surgical approaches to bunion treatment, 2D Osteotomy and Lapidus Fusion. Between the two, approximately 450,000 bunion procedures are performed annually in the United States, of which approximately 75% are 2D Osteotomy procedures and approximately 25% are Lapidus Fusion procedures.

These traditional surgical treatment approaches are characterized by a 6% to 35% patient dissatisfaction rate for 2D Osteotomy surgery and a 7% to 13% dissatisfaction rate for Lapidus Fusion following surgery. Clinical literature has identified the primary patient expectations for bunion surgery to be pain relief, shoe fit, mobility and improvement in cosmetic appearance. Certain published long-term clinical studies have demonstrated complication rates as high as 78% following 2D Osteotomy surgery and 38% following Lapidus Fusion surgery, with deformity recurrence being among the most common complications in each. While not all patients with recurrence require a secondary surgical procedure, this high variability for potential recurrence relative to other common surgical procedures is a contributor to patient dissatisfaction.

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

Shave Bump Unstable Foundation (Root of problem is not corrected) Cut & Shift Unstable Foundation (Root of problem is not corrected)

Lapidus Fusion

In contrast to 2D Osteotomy, the other common traditional surgical procedure, known as Lapidus Fusion, does address the root cause of the bunion and is routinely referenced in medical literature as a surgical option for bunions since the 1930s. However, even a Lapidus Fusion, as it is conventionally described and performed, still does not address the three-dimensional rotational aspect known to contribute to bunion recurrences.

A conventional Lapidus Fusion surgery fuses the unstable first TMT joint but requires a technically challenging correction through a “freehand” technique and has been reported to involve a protracted period of recovery, including approximately 6 to 8 weeks of non-weight-bearing. The freehand technique is highly dependent on the surgeon’s skill and requires the physician to perform complex corrections without the benefits of assistive instrumentation that are standard in many other orthopaedic joint procedures, and, consequently, this surgery often results in inconsistent outcomes. Thus, its use has been traditionally reserved for the most advanced and severe bunion pathology.

The table below provides a summary overview of traditional bunion surgical treatment approaches:

	2D Osteotomy	Lapidus Fusion

% of cases	Approximately 75%	Approximately 25%

Procedure overview	Targets cosmetic bump by cutting and shifting metatarsal bone in two dimensions	Fusion of the first TMT joint to realign the entire metatarsal and the toe joint and prevent the bunion from coming back

Procedure time	25 to 75 minutes	40 to 120 minutes

Recurrence rate	1.8% to 78%, depending on procedure type and follow-up duration	0% to 38%

Reported recovery time	1 day to 6 weeks non-weight bearing (post-operative shoe or boot, some cast)	Long recovery: Traditionally 6 to 8 weeks non-weight bearing (often in a cast)

Non-Union Rate*	0% to 3.3%	2.2% to 12%
Hardware Removal Rate	0% to 12.3%	2% to 17%
Patient dissatisfaction rate	6% to 35%	7% to 13%

Limitations	• Does not address all 3 dimensions of the deformity reliably and leaves the unstable foundation untreated	• Technically challenging “freehand” procedure increases inconsistency and variability of results • Primarily 2-plane procedure; does not address the frontal plane rotation problem consistently

*Non-union rate is a measure of the incidence of the bone not healing together.

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

Our Solution

We have pioneered our proprietary Lapiplasty 3D Bunion Correction System—a combination of innovative instruments, implants and surgical methods designed to correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion.

Our Lapiplasty System

We believe our Lapiplasty System was the first and remains the leading system designed to consistently and reliably correct all three dimensions of the bunion deformity, address the root cause and allow return to weight-bearing quickly in a post-operative boot. In a Lapiplasty Procedure, the entire metatarsal bone is rotated and brought back into position in all three dimensions, eliminating the unsightly bump and restoring normal anatomy. The unstable foundation in the foot is secured with titanium plating technology allowing patients to get back on their feet quickly in a post-operative boot. The Lapiplasty Procedure can be performed on a wide range of patients with bunion deformities in the hospital outpatient or ambulatory surgery center setting and utilizes existing, well-established reimbursement codes.

The Lapiplasty System includes both procedural instrumentation and single-use, sterile-packed implant kits. Our procedural instrumentation includes innovative surgical tools designed to enable surgeons to correct all three dimensions of the bunion deformity and the root cause of bunions with accuracy and consistency. Our single-use, sterile-packed implant kits feature biplanar plating, which are two low-profile titanium fixation plates designed to stabilize the TMT joint and to allow early weight-bearing in a post-operative boot during the critical healing period.

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

Lapiplasty Light-Weight

Tray

Includes the Positioner, Compressor and Cut Guide and Fulcrum

Single-use implants and instruments used in the Lapiplasty Procedure and ancillary procedures

Biplanar Plating

Provides biomechanically-tested biplanar stability; designed to allow rapid return to weight-bearing in a walking boot

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

Fixate.

Apply biplanar fixation for robust stability

Using Biplanar Plating, two titanium

plates fastened at ninety degree angles,

the joint is secured and stabilized, designed to allow for early return to weight-bearing in a post-operative boot while the bones fuse together.

2022 Lapiplasty Advancements

In 2022, we introduced three new advancements in the Lapiplasty Procedure designed to make it faster and easier to perform. These include (i) the 3-n-1 Guide, which combines three separate instruments and three procedure steps into one instrument and step, (ii) the S4A Anatomic Plating System, which features advanced 3D contours designed to accommodate variations in patient anatomy, and (iii) the SpeedRelease Release Instrument, which is a single-use instrument designed to make a challenging soft tissue release performed in the majority of Lapiplasty cases easier to perform and more reproducible for the surgeon.

Lapiplasty 3-n-1 Guide S4A Anatomic Plating Kit SpeedRelease Release Instrument

Our Minimally Invasive Approaches

In an effort to continue expanding our Lapiplasty offerings, in 2021 we launched the Lapiplasty Mini-Incision System, which is designed to allow the Lapiplasty Procedure to be performed through a 3.5cm incision as compared to the 6cm to 8cm incision with the standard Lapiplasty Procedure. Some patients prefer smaller incisions that may leave less visible scars. The Lapiplasty Mini-Incision System includes a new fixation plate known as the PlantarPower Plate. This innovative plate is contoured to span across the bottom half of the joint where the loads are the highest, while still providing easy access for insertion of the plate fixation screws through a small incision. Continuing with minimally invasive approaches, in 2022, we began a limited release of the Micro-Lapiplasty Minimally Invasive System, which is designed to allow the deformity correction and joint preparation steps of the Lapiplasty Procedure to be performed through 2cm incisions, and previewed the compatible SpeedPlate Rapid Compression Implant System designed for rapid delivery of titanium compression implants through small incisions. We anticipate commercial release of SpeedPlate implants and the Micro-Lapiplasty instrumentation in the second half of 2023.

Our Adductoplasty System

In the third quarter of 2021, we launched the Adductoplasty System, which brings together our implants and precision instrumentation for a comprehensive system designed for reproducible realignment, stabilization, and fusion of the midfoot. Midfoot deformities may occur in up to 30% of bunion patients. The Adductoplasty System includes instruments together with our Lapiplasty fixation plates to be used for fusion of the second and third TMT joints, which may often be necessary in conjunction with bunion surgery. In 2022, we introduced the TriTome Release Instrument, a sterile-packed, single-use instrument with three cutting edges designed to assist with a tissue release performed in the Adductoplasty Procedure.

Product Portfolio

The following diagram depicts the implants and single use products we currently offer as part of our broader portfolio:

Key Clinical Advantages of the Lapiplasty System

We believe that the differentiated clinical advantages of the Lapiplasty Procedure support its continued clinical adoption and help establish the Lapiplasty Procedure as the standard of care for bunion surgery. We are committed to advancing the understanding of the Lapiplasty Procedure and its benefits to patients, surgeons, facilities and payors through clinical studies and publications in peer-reviewed literature. The Lapiplasty Procedure had been cited in 21 peer-reviewed journal publications as of December 2022.

The table below includes published results of our outcomes, demonstrating the effectiveness and consistency of the Lapiplasty Procedure:

Key outcomes	Lapiplasty Procedure
Recurrence rate	0.9 – 3.2%
Reported time to start weight-bearing	1 – 11 days (post-operative boot)
Non-union rate*	0 – 2.6%
Hardware removal rate	0 – 5.1%

* Non-union rate is a measure of the incidence of the bones not healing together.

Based on the outcomes from multiple studies, further discussed below, and our deep experience in the field of bunion surgery, we believe the key advantages of the Lapiplasty System include the system being designed for:

•
consistent 3D deformity correction;
•
addressing root cause of the deformity;
•
ease and reproducibility of the procedure;
•
fast return to weight-bearing post-surgery in a post-operative boot;
•
slimmer foot (post 5-month follow up); and
•
low rate of recurrence (as demonstrated across three separate studies which measured recurrence rates at different time points after the Lapiplasty Procedure: 0.9% at 12 months1,2, 3.2% at 13 months, and 0.9% at 17 months).

We have completed enrollment in our ALIGN3D prospective, multicenter study which is evaluating bunion correction status after five years and includes patient satisfaction scoring, range of motion results and radiographic outcomes. Interim analyses from the ALIGN3D clinical study have been published in the Journal of Foot & Ankle Surgery and most recently presented at industry conferences, including at the AOFAS Annual Meeting in September 2022, and at the ACFAS Annual Scientific Conference that was held in early February 2023. The Journal of Foot & Ankle Surgery publication presented an interim analysis (117 patients with at least 12 month follow-up) demonstrating early return to weight bearing in a walking boot at an average 7.8 days, return to work at an average 25.2 days, full unrestricted activity at an average of 4 months, significant improvement in radiographic measures of 3-dimensional bunion correction with 1 recurrence reported at 12 months (0.9% recurrence rate, n=108), and significant improvement in patient-reported pain reduction on the Visual Analog Scale (VAS) and quality of life measurements on the Manchester-Oxford Foot Questionnaire (MOxFQ) and Patient-Reported Outcomes Measurement Information Systems (PROMIS) scores. New interim data from the ALIGN3D™ clinical study highlighted at the 2023 ACFAS Annual Scientific Conference demonstrated 97% patient satisfaction rating at 36 months (n=37), with 92% and 90% improvement in walking/standing and social interaction scores, respectively, through 36 months (n=41); an 80.8% decrease in pain at 24 months; and a low recurrence rate of 0.9% (1 out of 114 patients) observed at 24 months post-surgery2.

1 This data on recurrence rates after the Lapiplasty Procedure is based on interim results of the ALIGN3D study published in the Journal of Foot & Ankle Surgery.

2 Subsequent interim data on the ALIGN3D study showed 1.4% of patients (2 out of 144 patients) demonstrated radiographic recurrence at 12 months post surgery.

Our differentiated Lapiplasty System is designed to consistently and reliably correct all three dimensions of the bunion deformity and address its root cause, and its key clinical advantages that have been demonstrated in multiple peer-reviewed publications. A traditional 2D Osteotomy performs an incomplete correction addressing the cosmetic appearance of the bunion rather than the root cause of the deformity. Alternatively, while Lapidus Fusion does seek to address the root cause of the deformity, it does not address the 3D rotational aspect known to contribute to bunion recurrence, and involves a technically challenging “freehand” technique, which is highly dependent on the surgeon’s skill and requires the physician to perform complex corrections without the benefits of assistive instrumentation. The Lapiplasty System includes specifically engineered procedural instrumentation and implants that enable the physician to correct the bunion deformity with accuracy and consistency.

Clinical studies described in multiple peer-reviewed publications demonstrate the clinical benefits of the Lapiplasty System. These publications demonstrate that the Lapiplasty Procedure allows patients to quickly return to weight-bearing in a post-operative boot within 3 to 10 days. In addition, these publications demonstrated meaningfully low rates of recurrence (as described above). In addition, these studies indicate a low-rate in incidence of the bones not healing together (i.e., non-union rate) as well as a low rate of hardware removal. Finally, research also suggests that Lapiplasty may result in a significant decrease in post-operative bony and soft tissue width (i.e., a slimmer foot post 5-month follow up)—although not an indication for surgery, foot width reduction is often a desirable cosmetic and functional outcome and commonly associated with postoperative patient satisfaction. Given its demonstrated clinical benefits, we believe the Lapiplasty System provides a positive physician and patient experience, and through continued clinical adoption, is poised to become the standard of care for bunion surgery.

Consistent 3D deformity correction Addresses root cause of deformity Ease of procedure / reproducibility Time to weight-bearing Consistently slimmer foot Lapiplasty 3D bunion Correction Traditional 2D Osteotomy Traditional lapidus Fusion

Commercial Strategy

We are investing in and executing a five-point strategy that includes rapid product innovations, a bunion-focused direct sales channel, surgeon education programs, direct-to-patient education, and supportive clinical evidence.

We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agencies across 193 territories in the United States. As of December 31, 2022, we had 168 employee sales representatives and 25 independent sales agencies. In 2022, employee sales representatives generated approximately 72% of total revenue while approximately 28% of revenue came through independent sales agencies. In 2021, employee sales representatives generated approximately 52% of total revenue while approximately 48% came through independent sales agencies.

We have and are continuing to dedicate meaningful resources to expand our sales force and management team in the United States. We have hired and expect to continue to hire additional employee sales representatives and employee field sales management to strategically access more regions with high densities of prospective patients. We believe this strategy will:

•
accelerate growth and better penetrate the market with our products;
•
further align incentives and allow for improved coordination of our sales team; and
•
improve profitability with better operating leverage in the longer term.

We believe our surgeon education and training programs differentiate us from our competitors. We devote significant resources to training and educating physicians on the safe and effective use of the Lapiplasty System. Our comprehensive education programs include cadaveric workshops, technical assistance in the operating room and advanced training for both new and existing surgeon customers. We believe our multiple post-market clinical outcome studies are also unique in the bunion correction field and are a key element of our medical education program.

Our practice is to require surgeons to complete a simulated surgical training program before performing the Lapiplasty Procedure. To facilitate this training, we have developed a robust curriculum including clinical and procedural details as well as hands-on surgical workshops designed to simulate a live surgical procedure. These training events incorporate highly-skilled training personnel including experienced surgeon faculty and clinical specialists. Additionally, we host ongoing peer-to-peer advanced educational training programs to continue to develop the expertise of our surgeon customers, which include monthly online "Mastery Webinar" series and hands-on workshops with experienced faculty surgeons that cover more advanced Lapiplasty techniques and training on our newly developed products and procedures. Our training programs are complemented by 12 clinical specialists that assist with surgeon training and live surgery support with new surgeon users. We believe that our surgeon education programs are effective, and they are intended to result in surgeon users improving their skill and familiarity with the Lapiplasty Procedure and improved clinical outcomes for their patients.

Surgeons generally can perform their first case after they have been trained and our products have been approved by the surgical facility. Obtaining facility approval may delay surgeon access to our products for 30 to 120 days or more depending on the nature of the facility (or integrated delivery network's) approval process.

Surgeon users typically increase usage of the Lapiplasty Procedure over time as they see improved clinical outcomes for their patients relative to traditional bunion surgery approaches. The bar chart below shows as of December 31, 2022 the average number of procedures performed over the trailing twelve months by surgeons based on the number of years that the surgeons have used the Lapiplasty System.

Last Twelve Months Average Surgeon Usage1,2

# of Cases per Surgeon
6.8
10.2
13.2
14.9
18.4
21.2
1
2
3
4
5
6
Years Using the Lapiplasty® System

Surgeon Utilization in Last 12 Months by La2020 8.0 2019 12.0 2018 17.7 2017 and Prior Year First Case Performed

(1) Surgeons may discontinue performing cases over time. Usage shown excludes our Surgeon Advisory members.

(2) The usage in this chart represents the average surgeon utilization rate for the last twelve months. Usage information previously provided in our Registration Statement on Form S-1 provided usage in calendar years and included our Surgeon Advisory Board members. For the chart above, more than twelve months must have elapsed from the date of the surgeon's first use for the surgeon to be included in the year 1 column.

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

Our direct-to-patient outreach program is a key aspect of our commercial strategy. This program is focused on educating patients on the clinical advantages of the Lapiplasty Procedure and generating brand awareness. We are working to further establish brand recognition for Lapiplasty as the leading procedure for improving bunion treatment outcomes in an industry that has traditionally not conducted significant direct-to-patient programs. We have built a sophisticated marketing infrastructure to deliver our message in a targeted manner utilizing digital and traditional marketing channels. These programs direct potential bunion surgical candidates to our educational website that further explains the Lapiplasty Procedure and its related benefits and risks. Our “Find a Doctor” tool allows them to search for experienced Lapiplasty Procedure surgeons in their local markets.

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

Our initial product development and commercial efforts have been focused on the bunion market, and our Lapiplasty System specifically. We intend to continue iterating our core Lapiplasty System instrumentation and implants to improve surgical efficiency, enhance reproducibility of outcomes and speed up surgical recovery for patients. We are also pursuing the development and potential commercialization, if cleared, of new products that we believe would leverage and expand our position in the market to treat other concomitant pathologies that occur in a high percentage of bunion surgeries. Products provided by other companies are currently utilized in some of our Lapiplasty Procedure cases to treat these concomitant conditions. Providing these ancillary products allows us to capture a higher percentage of the overall product revenue from the surgical case while providing greater efficiency and synergies to the facility and operating room staff by reducing the number of vendors needed to support the case.

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

Intellectual Property

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets.

As of December 31, 2022, our patent portfolio included 39 owned U.S. patents, one licensed U.S. patent and 10 owned foreign patents. All of the U.S. patents are utility patents. The owned patents cover core Lapiplasty-related hardware and surgical techniques as well as other associated innovations, including the main surgical techniques used by the Lapiplasty Procedure as well as associated tools, techniques and/or implants used during the procedure. Our foreign granted patents are in Australia, the European Patent Convention and Japan. Our owned patents expire in 2035 or later.

As of December 31, 2022, we had 81 pending patent applications globally, including 46 in the United States. Outside of the United States we have patent applications pending in Australia, Canada, Europe (before the European Patent Office) and Japan as well as through the Patent Cooperation Treaty ("PCT").

We have also obtained an exclusive license with respect to a third-party United States patent application that has now matured into a granted patent. This licensed patent expires in 2034. Our patents are intended to exclude competitors from practicing the innovations of our currently marketed product offering and to protect potential future commercialization opportunities and to strategically block potential workarounds by competitors.

We own U.S. trademark registrations for several of our most important marks, including "Treace Medical Concepts®", the "Treace Medical Concepts®" logo, "Lapiplasty®", "Fast Grafter®", "FastPitch®", "Adductoplasty®", "SpeedSeeker®" and "The Leader in Hallux Valgus Surgery®". We also have pending U.S. trademark registrations on other valuable marks, including "Align My Toe™", "Fix It Right The First Time™", "Micro-Lapiplasty™", "SpeedPlate™", "SpeedRelease™", "TriTome™" and "3-n-1™".

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We have initiated lawsuits in the past and may bring lawsuits in the future to enforce patents issued or licensed to us, enforce our rights in trademarks and copyright, to protect our trade secrets or know-how, to defend against claims of infringement of the intellectual property rights of others, or to determine the scope and validity of the proprietary rights of others. Litigation is costly and diverts our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market.

In connection with future additional lawsuits to enforce our patents issued or licensed to us, adverse determinations in such future litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using our product or techniques, any of which could severely harm our business.

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

We have entered into royalty agreements with certain members of our Surgeon Advisory Board providing royalties based on each individual’s level of contribution. Each royalty agreement: (i) confirms the irrevocable transfer to us of all pertinent intellectual property rights; (ii) sets the applicable royalty rate; (iii) sets the period of time during which royalties are payable; (iv) is for a term of three years, renewable by the parties, and may be terminated by either party on 90 days notice for convenience (provided that if terminated by the Company for convenience the obligation to pay royalties is not affected); and (v) prohibits the payment of royalties on products sold to entities and/or individuals with whom the surgeon advisor or any other surgeon advisor entitled to royalties is affiliated. Each of the royalty agreements may be subsequently amended to add the license of additional intellectual property covering new products, and as a result, multiple royalty rates and duration of royalty payments may be included in one royalty agreement.

For more information about royalty payments, please see Note 7, Commitments and Contingencies, of the Notes to the Financial Statements.

Manufacturing and Supply

We currently leverage third-party manufacturing relationships to ensure low-cost production while maintaining a capital efficient business model. We have no long-term supply contracts and generally have multiple sources of supply for critical components of the Lapiplasty System. Our supply agreements do not have minimum manufacturing or purchase obligations. As such, we have no obligation to buy any given quantity of products, and our suppliers have no obligation to sell us or to manufacture for us any given quantity of our products or components for our products. In most cases, we have redundant manufacturing capabilities for each of our products. To date, we have not experienced any significant difficulty obtaining our products or components for our products necessary to meet demand, and we have only experienced limited instances where our suppliers had difficulty supplying products by the requested delivery date. We believe manufacturing capacity is sufficient to meet market demand for our products for the foreseeable future.

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

Our competition includes medical device manufacturers in the orthopaedic foot and ankle market. Stryker Corporation is currently the leader in the orthopaedic foot and ankle market and has significant market share following its acquisition of Wright Medical in November 2020. Additional companies operating in the orthopaedic foot and ankle market with products specifically focused on bunion surgery include CrossRoads Extremity Systems, which was acquired in 2022 by DePuy Synthes Products, Inc., a Johnson & Johnson subsidiary, Zimmer Biomet Holdings, Inc., Paragon 28, Inc., In2Bones Global, Inc., a subsidiary of CONMED Corporation, Medartis Holding AG, Novastep Inc., Arthrex, Inc., Fusion Orthopedics, LLC, and Enovis Corporation (formerly Colfax). While foot and ankle product sales represent a relatively small percentage of our larger competitors’ overall sales, many recognize the growth opportunities in this market and have been active in product additions through both internal development efforts and acquisitions.

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

Government Regulation

Our products and our operations are subject to extensive regulation by the U.S. Food and Drug Administration ("FDA") and other federal and state authorities in the United States, and if we begin offering our products outside the United States, comparable authorities in foreign jurisdictions. Our products are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act ("FDCA") as implemented and enforced by the FDA.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or FDA approval of a premarket approval application ("PMA"). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation ("QSR"), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device, also referred to as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Our currently marketed products are Class I exempt devices and Class II devices subject to 510(k) clearance.

510(k) Clearance Marketing Pathway

Certain of our current products are subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device, i.e., a device that was legally marketed before May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2023, the standard user fee for a 510(k) premarket notification application is $19,870.

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

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required approval of a PMA are cleared through the 510(k) process. The PMA process is more complex, costly and time consuming than the 510(k) premarket notification process. A PMA must be supported by extensive data, including, but not limited to, extensive technical information regarding device design and development, preclinical and clinical trials, manufacturing, and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction reasonable assurance of the safety and effectiveness of the device for its intended use. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of the PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulation. The PMA process can be expensive, uncertain, and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing. None of our products are marketed pursuant to a PMA.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption ("IDE") regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device is determined to present a “significant risk” to human health, the manufacturer may not begin a clinical trial until it submits an IDE application to the FDA and obtains approval of the IDE from the FDA. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board ("IRB"), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. A clinical trial may be suspended by FDA, the sponsor, or an IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA or may be equivocal or otherwise not be sufficient to obtain approval of a device. We are not currently undertaking any FDA IDE trials, as all of our existing products are FDA-cleared through the 510(k) pathway. It is possible, however, that future device development may require IDE clinical trial for approval.

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
•
correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•
the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•
post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect public health or to provide additional safety and effectiveness data for the device.

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
•
criminal prosecution.

Coverage and Reimbursement

In the United States, our currently approved products are commonly treated as general supplies utilized in orthopaedic surgery and if covered by third-party payors, are paid for as part of the surgical procedure. Outside of the United States, there are many reimbursement programs through private payors as well as government programs. In some countries, government reimbursement is the predominant program available to patients and hospitals. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used. Failure by physicians, hospitals, ambulatory surgery centers and other users of our products to obtain sufficient coverage and reimbursement from third-party payors for procedures in which our products are used, or adverse changes in government and private third-party payor's coverage and reimbursement policies could materially adversely affect our business, financial condition, results of operations and prospects.

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

Third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they reimburse health care providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payors.

A key component in ensuring whether the appropriate payment amount is received for physician and other services, including those procedures using our products, is the existence of a Current Procedural Terminology ("CPT") code, to describe the procedure in which the product is used. To receive payment, health care practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. If the CPT codes that apply to the procedures performed using our products are changed or deleted, reimbursement for performance of these procedures may be adversely affected.

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

In the United States, the implementation of the Affordable Care Act ("ACA") for example, has changed health care financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We are also affected by regulatory and legislative changes affecting Medicare payments and processing and reimbursement received by our customers.

We expect additional state and federal health care reform measures to be adopted in the future, some of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our products or additional pricing pressure.

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

Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to health care professionals or entities. The federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or Children’s Health Insurance Program for payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to health care professionals and entities.

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

Data Privacy & Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our service providers. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

We believe in the value of a diverse and inclusive team as an enabler to getting the best ideas, innovating, and creating great outcomes for our customers and their patients. To drive great business results, we must have the right people in the right role with great leadership, culture, training and rewards, all aligned with our values and business strategies.

To achieve these goals, we are committed to developing great talent at all levels of the organization: by growing talent internally, hiring great external talent, and ensuring bench strength and succession plans at all levels throughout the organization. We have a number of initiatives in place to attract, develop and retain great talent in a rewarding and inclusive culture. Some of the highlights of our approach are as follows:

Talent Acquisition: As of December 31, 2022, we had 423 full-time employees. During 2022, we increased the number of employees by 70% to support the rapid growth of our business, with 65% of the new hires being added to our sales team. As we recruit, we are innovatively expanding external talent pools, and we actively seek talent of diverse backgrounds and strive to provide a work environment where the best ideas are welcomed from anywhere.

Talent Development: On an annual basis, our leadership team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders. As a result of these efforts and our commitment to providing growth opportunities for our talent, 18% of our employees were promoted or took new positions during 2022. We experienced a low undesired turnover of under 7%, despite the market's strong competition for talent.

Total Rewards: Our human capital strategies, initiatives, and outcomes are reviewed on a regular basis with the compensation committee of our board of directors. In addition, we partner with consulting firms to regularly benchmark our peer group companies and the broader market, and as a result of this analysis, we have implemented a number of changes to our rewards practices which we believe allows us to maintain our competitiveness in the market. We also believe strongly in providing employees the opportunity to participate as owners in the Company; this is done through broad-based equity programs granting stock options and restricted stock units, with the majority of our employees having received at least one equity grant.

Culture: We are committed to delivering an inclusive culture that fosters creativity and innovation, that allows employees to be their best at work. We offer a collegial, collaborative culture supported by competitive, performance-based compensation and benefits, equity awards, career development opportunities, and access to continual growth through live and remote training. We conducted an employee engagement survey in 2022 that showed that 87% of our employees are engaged, which compares favorably with average engagement of 76% of the approximately 80 medical device and biotechnology companies in the benchmark compiled by the independent third-party consulting firm that conducted the engagement survey. We will use these survey results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture. In addition, none of our employees are represented by a labor union or are a party to a collective bargaining agreement.

Facilities

As of December 31, 2022, we leased approximately 125,000 square feet for our corporate headquarters located in Ponte Vedra, Florida under a lease agreement which terminates in July 2032. We believe that this facility is sufficient to meet our current and anticipated needs in the future and that additional space can be obtained on commercially reasonable terms as needed. We are also obligated to lease a part of our previous corporate headquarters location until August 2026. However, we have subleased a portion of this space and continue to market the remainder of the space.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, amendments to such documents and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We also make these filings available, free of charge, under the Investor Relations section of our website at http://www.treace.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K or any other public filing made by us with the SEC.

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
•
If hospitals, ambulatory surgery centers and other health care facilities do not approve the use of our products, our sales may not increase or may otherwise be adversely affected.
•
If adequate levels of reimbursement from third-party payors for procedures using our products are not obtained or maintained, surgeons and patients may be reluctant to use our products, we may find is necessary to reduce the price for our products, and our business will suffer.
•
We may be unable to continue to successfully demonstrate to surgeons or key opinion leaders the merits of our products and technologies compared to those of our competitors, which may make it difficult to establish our products and technologies as a standard of care and continue to achieve market acceptance.
•
If our patents and other intellectual property rights do not adequately protect our products, our competitors could develop and commercialize products similar or identical to ours and we may be unable to gain significant market share and be unable to operate our business profitably.
•
If we were to lose intellectual property lawsuits, our intellectual property rights would be impaired and, if we were found to infringe, violate or misappropriate the intellectual property rights of others, a court could require us to pay significant damages and/or prevent us from selling our products.
•
Our revenue is primarily generated from sales of the Lapiplasty System, and we are, therefore, highly dependent on it for our success.
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
•
Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, service providers, or vendors violate these laws, we could face substantial penalties.
•
If we fail to continue to develop and retain an effective direct sales force, or if we are unable to successfully expand our sales management and sales specialist teams, it could negatively impact our sales, and we may not generate sufficient revenue to reach profitability.
•
If surgeons fail to safely and appropriately use our products, or if we are unable to train podiatrists and orthopaedic surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected sales, growth or profitability.
•
Our brand and reputation may be diminished due to real or perceived issues with the Lapiplasty Procedure or our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.
•
If we do raise additional capital, stockholders may be subject to dilution.

•
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.
•
We have in the past been and may in the future be subject to short-selling strategies that may drive down the market price of our common stock and negatively affect our reputation.
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

We incurred net losses in each period since we commenced operations. For 2022 and 2021, we incurred net losses of $42.8 million and $20.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $84.7 million and $54.0 million of principal outstanding under our term and revolving loan agreements. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, medical education, and other expenses. In addition, we expect that our general and administrative expenses will continue to increase due to the additional costs associated with being a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset such expenses. Our revenue may decline or our revenue growth may be constrained for a number of reasons, including reduced demand for our products and services, increased competition or if we cannot capitalize on growth opportunities. We will need to generate significant additional revenue to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or sustain profitability could negatively impact the value of our common stock.

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

In addition, we have experienced recent rapid growth and anticipate further growth. For example, the number of our full-time employees increased from 32 as of December 31, 2017 to 423 as of December 31, 2022. This growth has placed significant demands on our management, financial, operational, technological and other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. In particular, continued growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel for our direct employee sales force, providing adequate training and supervision to maintain our high-quality standards and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. To achieve our revenue goals, we must also successfully increase our supply of products from third party manufacturers to meet expected customer demand. In the future, we may experience difficulties with quality control, component supply and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth, we will need to continue to improve our operational and management controls, hiring process, reporting and information technology systems and financial internal control procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

The terms of our credit agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Under the terms of our loan agreements discussed in more detail under section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Short-Term and Long-Term Debt Obligations,” we are subject to certain affirmative and negative covenants, including (but not limited to), financial covenants related to minimum revenue and minimum liquidity and covenants limiting our ability to incur certain additional indebtedness, create certain liens, enter into a change of control transaction and make certain distributions and investments without our lenders’ consent. Our lenders may also declare us in default for certain types of events such as non-payment of debts, inaccurate representations and warranties, failure to comply with terms of material indebtedness and material agreements, bankruptcy and insolvency, a change of control and/or a material adverse change. Upon such events, our lenders could declare an event of default, which would give them the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral under the loan agreements. For example, under our term and revolving loan agreements with entities affiliated with MidCap Financial Trust (“MidCap”), MidCap would have the right to enforce liens and security interests in substantially all of our assets (including intellectual property) in the event of certain specified defaults under the loans with MidCap. If the debt under any of our loan agreements is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt or may have to curtail our growth plans, which would harm our business and financial condition.

Additional capital, if needed, may not be available on acceptable terms, if at all.

While management believes that existing cash, cash equivalents and marketable securities will allow us to continue our planned operations for at least the next 12 months, we may require additional capital to maintain and expand our operations. We plan to continue to invest our capital in expanding our sales force, research and development efforts, direct to consumer education programs and product offerings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

Risks Related to Our Business and Industry

We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition, and results of operations may be adversely affected.

Our existing products and procedures are, and any new products or procedures we develop and commercialize will be subject to intense competition. The industry in which we operate is competitive, subject to change and sensitive to the introduction of new products, procedures or other market activities of industry participants. Increasingly competitors are entering into the tri-planar bunion correction market with new instruments and implants to compete with the Lapiplasty System. Our ability to compete successfully will depend on our ability to continue to train surgeons on the Lapiplasty and Adductoplasty Procedures and gain their acceptance of the procedures, develop additional products and procedures to improve these procedures and expand our product offerings that reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors and provide products that are easier to use, safer, less invasive and more effective than the products and procedures of our competitors. In addition, our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing efforts. We have dedicated and plan to continue to dedicate significant resources to our marketing programs. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our products in a cost-effective manner is critical to achieving broad acceptance of our products and expanding domestically and internationally. Promotional activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of our products.

Our competition includes medical device manufacturers in the orthopaedic foot and ankle market. Stryker Corporation is currently the leader in the orthopaedic foot and ankle market and has significant market share following its acquisition of Wright Medical in November 2020. Additional companies operating in the orthopaedic foot and ankle market with products specifically focused on bunion surgery include CrossRoads Extremity Systems, which was acquired in 2022 by DePuy Synthes Products, Inc., a Johnson & Johnson subsidiary, Zimmer Biomet Holdings, Inc., Paragon 28, Inc., In2Bones Global, Inc., a subsidiary of CONMED Corporation, Medartis Holding AG, Novastep Inc., Arthrex, Inc., Fusion Orthopedics, LLC, and Enovis Corporation (formerly Colfax). While foot and ankle product sales represent a relatively small percentage of our larger competitors’ overall sales, many recognize the growth opportunities in this market and have been active in product additions through both internal development efforts and acquisitions. We also face potential competition from many different sources, including academic institutions, governmental agencies and public and private research institutions.

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

We also compete with our competitors to hire sales representatives and engage the services of independent sales agencies. In addition, we compete with our competitors in acquiring technologies and technology licenses complementary to our products or procedures or advantageous to our business. If we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected, and we may not be able to grow at our expected rate, if at all.

If we fail to retain our effective direct sales force, sales management and sales specialist teams, it could negatively impact our sales, and we may not generate sufficient revenue to achieve profitability.

Our revenue and profitability is directly dependent upon the sales and marketing efforts of our sales management and sales specialist teams. To expand our business, we have built and are continuing to build a substantial direct employee sales force supported by sales management and sales specialist teams. We have made and are continuing to make a significant investment in recruiting and training sales representatives and clinical representatives as we expand our business. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives and clinical specialists to achieve the level of clinical competency with our products expected by surgeons. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us, including through our experienced sales representatives that provide assistance in the operating room. Our future success depends largely on our ability to continue to hire, train, retain and motivate skilled members of our sales management and sales specialist teams with significant technical knowledge in various areas. If we are unable to continue attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect, and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we have been in the past, and may be subject to future allegations that these new hires have been improperly solicited, and that they have divulged to us proprietary or other confidential information of their former employers. Additionally, because the market for experienced sales personnel is competitive, our competitors may try to hire our sales personnel away from us. If successful, we would be required to dedicate resources to recruiting, filling and training those vacant positions. Any of these risks may adversely affect our business.

Our business plan relies on certain assumptions about the market for our products; however, the size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate, and even if the addressable market is as large as we have estimated, we may not be able to capture additional market share.

Our estimates of the addressable market for our current products and future products are based on a number of internal and third-party estimates and assumptions, including the prevalence of bunion sufferers and the difficulty of persuading bunion suffers to undergo bunion surgery and specifically the Lapiplasty Procedure. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and our estimates may not be correct. For example, we believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our products and that surgeons and their patients will determine that the Lapiplasty Procedure is appropriate for all severities of bunions, from mild to severe. However, the projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments or other surgical techniques gain more widespread acceptance as a viable alternative to the Lapiplasty Procedure. In addition, even if the number of bunion sufferers who elect to undergo bunion surgery, and the Lapiplasty Procedure in particular, increases as we expect, technological or medical advances could provide alternatives to address bunion deformities and reduce demand for bunion surgery. As a result, our estimates of the addressable market for our current or future products and procedures may prove to be incorrect. Further, one component of our growth strategy is our direct to patient education program, which we expect will help us educate additional bunion patients about our products and procedures; however, these patient engagements may not be as successful at educating potential surgical candidates as we expect. Thus, even if the total addressable market for our current and future products and procedures is as large as we have estimated, we may not be able to penetrate the existing market to capture additional market share for the reasons discussed in this “Risk Factors” section. If the actual number of bunion sufferers who would benefit from our products, the price at which we can sell future products or the addressable market for our products is smaller than we estimate, or if the total addressable market is as large as we have estimated but we are unable to capture additional market share, it could have a material adverse effect on our business, financial condition and results of operations.

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

Product liability lawsuits, warranty claims and quality system problems could harm our business.

The manufacture and sale of medical devices exposes us to risk of product liability and warranty claims. While the Company offers a limited warranty and has experienced negligible returns of any products alleged to be defective, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us. Furthermore, if any of our products become the subject of a product liability claim, legal defenses are costly, regardless of the outcome. Thus, we may experience increased legal expenses as we defend any such matter, and we could incur liabilities associated with adverse outcomes that exceed our insurance coverage.

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

Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. In particular, we have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter followed by lower sales volumes in the subsequent first calendar quarter. Our sales volumes in fourth calendar quarters tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters tend to be lower as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. The orthopaedic industry traditionally experiences lower sales volumes in the third quarter than throughout the rest of the year as elective procedures generally decline during the summer months. Although we follow orthopaedic industry trends generally, to date our third quarter sales volumes have not been lower than other quarter, but we may experience relatively lower sales volumes during third quarters in the future. These seasonal variations are difficult to predict accurately, may vary amongst different markets and at times may be entirely unpredictable, which introduce additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales. In addition, disruptions from the COVID-19 pandemic over the past few years and our limited operating history have, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns.

Our revenue is primarily generated from sales of the Lapiplasty System, and we are, therefore, highly dependent on it for our success.

Sales of the Lapiplasty System accounted for substantially all of our revenues in prior years and are expected to continue to account for most of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the continuing adoption by surgeons, patients, payors, hospitals, and other healthcare facilities, among others, of the Lapiplasty Procedure to correct bunions. The pace of adoption of the Lapiplasty Procedure may slow, and we may not be able to continue to penetrate the bunion surgery market for the reasons discussed in this “Risk Factors” section. We cannot ensure that the Lapiplasty Procedure will achieve broad market acceptance among surgeon, patients, payors, hospitals and healthcare facilities. Since our business has a limited product line based primarily on the Lapiplasty Procedure, any slowdown or setback in market adoption of the Lapiplasty Procedure will negatively impact our business, financial condition and results of operations.

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

The trend toward health care cost containment through aggregating purchasing decisions and industry consolidation, along with the growth of managed care organizations, is placing increased emphasis on the delivery of more cost-effective medical therapies. For example:

•
There has been consolidation among health care facilities and purchasers of medical devices, particularly in the United States. One of the results of such consolidation is that group purchasing organizations ("GPOs"), integrated delivery networks and large single accounts use their market power to consolidate purchasing decisions, which intensifies competition to provide products and services to health care providers and other industry participants, resulting in greater pricing pressures and the exclusion of certain suppliers from important market segments. For example, some GPOs negotiate pricing for their member hospitals and require us to discount, hold our price firm for multiple years, or limit our ability to increase prices for certain of our products. In addition, GPOs contracts may also require member hospitals to buy a significant percentage of their products from large, diversified medical device suppliers that offer significant discounts. This means that member hospitals may be obligated to use bunion and midfoot surgery systems from our larger competitors in order to meet the commitment to purchase a certain percentage of the GPO’s suppliers from the larger competitor.
•
Surgeons increasingly have moved from independent, outpatient practice settings toward employment by hospitals and other larger health care organizations, which aligns surgeons’ product choices with their employers’ price sensitivities and adds to pricing pressures. Hospitals and health care facilities have introduced and may continue to introduce new pricing structures into their contracts to contain health care costs, including fixed price formulas, multi-year contracts at fixed pricing, and capitated and construct pricing.
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

More broadly, provisions of the ACA could meaningfully change the way health care is developed and delivered in the United States and may adversely affect our business and results of operations. For further discussion of these challenges, refer to “Risks Related to Regulatory Matters—Changes in health care policy and regulation may have a material adverse effect on us." We cannot predict accurately what health care programs and regulations will ultimately be implemented at the federal or state level, or the effect of any future legislation or regulation in the United States or elsewhere. However, any changes that have the effect of reducing reimbursement for procedures using our products or reducing medical procedure volumes could have a material and adverse effect on our business, financial condition and results of operations. Any decline in the amount that payors reimburse our customers for our products could make it difficult for customers to either adopt or continue to use our products, and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, or if we add more components to our systems, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode.

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

Our operations have been impacted by the COVID-19 pandemic beginning in 2020. In response to COVID-19 in March 2020, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential” to close and requiring elective procedures to be delayed. Our revenue growth was adversely impacted, particularly by the government-mandated restrictions on elective procedures, from March 2020 through May 2020. Even after government-mandated restrictions on elective surgeries ended, patients continued to delay or forego bunion surgery procedures to avoid hospitals and ambulatory surgical centers and comply with quarantine and/or similar directives from local and national health and government officials. Despite some recovery, this reduction in sales, as compared to original expectations, continued in 2021. Specifically, in the third quarter of 2021, we experienced a softening in the demand for procedures as hospital capacity was constrained as a result of hospital staffing shortages and increased hospitalizations caused by the COVID-19 Delta variant, particularly in Florida, Texas and other areas significantly impacted by COVID-19. In the 2021 fourth quarter and into the 2022 first quarter, we continued to observe elective surgery delays and cancellations and hospital staffing and capacity constraints, primarily related to the surge of infections and hospitalizations from the Omicron variant of COVID-19. While we believe that the COVID-19 pandemic did not materially affect our revenues and results of operation in 2022 and expect for this trend to continue in 2023, it is possible that our revenue growth will in the future be hindered by the pandemic.

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

For additional information regarding the impact of the COVID-19 pandemic on our company, refer to Item 7, "Management’s Discussion and Analysis of Financial Conditions and Results of Operations—COVID-19 Impact."

We rely in part on independent sales agencies to sell our products to our customers, and if we are unable to maintain our network of independent sales agencies, we may not achieve our anticipated revenue growth.

We utilize a hybrid sales team with a mix of employee sales personnel and independent sales agencies to sell our products to surgeons, hospitals, clinics and other end users and to assist us in promoting market acceptance of, and creating demand for, our products. If we are unable to come to commercially reasonable terms with a sales agent or agencies, we may not generate the expected level of sales and may need to spend more of our capital resources to hire sales personnel as employees. In addition, there is a risk that a sales agent that we contract with will give higher priority to the products of other medical device companies, including products directly competitive with our products or may be required by larger medical devices companies to stop offering our products. Though we have established initiatives to further focus our independent sales channel on our products, these initiatives may not translate to the increase in sales or penetration which we expect. There can be no assurance that a sales agent will devote the resources necessary to provide effective sales and promotional support to our products. In addition, if an independent sales agency terminates its relationship with us and is retained by one of our competitors, notwithstanding the noncompetition covenants in their contract with us, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could adversely affect our sales. Furthermore, on January 5, 2023, the Federal Trade Commission proposed a rule, which if it becomes final in its current form would require the Company to rescind our non-competes, which would allow our employees and independent sales agents to terminate their engagements and compete with us, which could have a material adverse effect on the Company. While we have significantly expanded our employee sales force, we expect that in certain markets we will continue to rely on an independent sales force.

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

For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. We rely on a limited number of suppliers for the components used in our products. Our suppliers may encounter manufacturing problems for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunctions and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our supply requirements. Our suppliers may also not prioritize the production of our products compared to the suppliers’ larger customers so we may experience longer delays in receiving our requested orders.

If we are required to transition to new third-party suppliers for certain components of our products, the use of components or materials furnished by these alternative suppliers could require us to alter our operations. Any such interruption or alteration could harm our reputation, business, financial condition and results of operations.

Furthermore, if we are required to change the manufacturer of a critical component of our Lapiplasty System or other products, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of those products. A change in manufacturer could trigger the requirement to submit and obtain a new 510(k) clearance from the FDA, or similar international regulatory authorization before we implement the change, which could cause substantial delays. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely manner or cost-effectively.

We cannot assure you that any need to change suppliers or manufacturers will not cause interruptions in our ability to meet customer demand for our products. For example, if we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and components we require for our Lapiplasty Systems and other products, our reputation, business, financial condition and results of operations could be negatively impacted.

We may be unable to continue to successfully demonstrate to surgeons or key opinion leaders the merits of our products and technologies compared to those of our competitors, which may make it difficult to establish our products and technologies as a standard of care and achieve market acceptance.

Surgeons play the primary role in determining the course of treatment and, ultimately, the type of products that will be used to treat a patient. As a result, our success depends, in large part, on our ability to effectively market and demonstrate to foot and ankle surgeons the merits of our products and methodologies compared to those of our competitors. Acceptance of our products and methodologies depends on educating surgeons as to the distinctive characteristics, clinical benefits, safety and cost-effectiveness of the Lapiplasty Procedure, including the Mini-Incision, Micro-Lapiplasty and Adductoplasty procedures, and our other products and technologies as compared to those of our competitors, and on training surgeons in the proper use of our products. If we are not successful in convincing surgeons of the merits of our products and methodologies or educating them on the use of our products, they may not use our products or may not use them effectively, and we may be unable to increase our sales, sustain our growth or achieve and achieve profitability.

Also, since the Lapiplasty Procedure, including the minimally invasive variations, and the Adductoplasty Procedure, are relatively new procedures, some surgeons may be reluctant to change their surgical treatment practices for the following reasons, among others:

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

These reasons may affect the pace of adoption of the Lapiplasty and Adductoplasty Procedures and future products and techniques that we may offer.

In addition, we believe recommendations and support of our products and technologies by influential surgeons and key opinion leaders in our industry are essential for market acceptance and establishment of our products and procedures as a standard of care. If we do not continue to receive support from such surgeons and key opinion leaders, if long-term data does not continue to show the benefits of using our products and procedures, or if the benefits offered by our products and procedures are no longer deemed sufficient to justify their cost, surgeons, hospitals and other health care facilities may not use or continue to use our products, and we might be unable to establish our products and procedures as a standard of care and continue to achieve market acceptance.

Our inability to maintain contractual relationships with health care professionals could have a negative impact on our research and development and medical education programs.

We maintain contractual relationships with respected physicians and medical personnel in hospitals, private practice and universities who assist in clinical studies, product research and development and in the training of surgeons on the safe and effective use of our products (refer to “Business — Product Development and our Surgeon Advisory Board”). We continue to place emphasis on the validation of the benefits of the Lapiplasty Procedure, the Lapiplasty Mini-Incision System and Adductoplasty system, through clinical studies, the development of proprietary products and product improvements to develop our product lines as well as providing high quality training on those products. If we are unable to maintain these relationships, our ability to develop and market new and improved products and train on the use of those products could decrease, and future operating results could be unfavorably affected. At the same time, the medical device industry’s relationship with physicians is under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General ("OIG"), the U.S. Department of Justice ("DOJ"), the state attorneys general and other foreign and domestic government agencies. Our failure to comply with requirements governing the industry’s relationships with physicians or an investigation into our compliance by the OIG, the DOJ, state attorneys general and other government agencies, could negatively affect our business, financial condition, and results of operations. Refer to “Risk Factors—Risks Related to Regulatory Matters— Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, service providers, or vendors violate these laws, we could face substantial penalties.”

If surgeons fail to use our products safely and appropriately use our products, or if we are unable to train podiatrists and orthopaedic surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected sales, growth or profitability.

An important part of our sales process includes our ability to screen for and identify podiatrists and orthopaedic surgeons who have the requisite training and experience to safely and appropriately use our products and to train a sufficient number of these surgeons and to provide them with adequate instruction in use of our products. There is a training process involved for surgeons to become proficient in the safe and appropriate use of our products. This training process may take longer or be more expensive than expected and may therefore affect our ability to increase sales. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging, and we may not be successful in these efforts. Evolving federal guidance regarding medical education programs under the federal Anti-Kickback Statute also could limit our ability to train podiatrists and orthopaedic surgeons, and such programs could be subject to challenge under the federal Anti-Kickback Statute. Refer to “Risk Factors—Risks Related to Regulatory Matters—Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, service providers, or vendors violate these laws, we could face substantial penalties.” Furthermore, if clinicians are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Accordingly, if surgeons fail to safely and appropriately use our products or if we are unable to train surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected sales, growth or profitability.

Our brand and reputation may be diminished due to real or perceived issues with the Lapiplasty Procedure or our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our direct-to-patient outreach program, focused on educating patients on the clinical advantages of the Lapiplasty Procedure and generating brand awareness, is a key aspect of our commercial strategy and is important to achieving widespread acceptance of the Lapiplasty Procedure, particularly since we are seeking to change the standard of care away from traditional bunion surgical techniques. We provide direct-to-patient education through social media as well as digital and traditional marketing channels. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. Our future success depends upon increased surgeon and patient demand for our products, resulting in part from patient requests for the Lapiplasty Procedure, positive patient word-of-mouth, and patient feedback on social media that their experience with the Lapiplasty Procedure met their expectations. The Lapiplasty Procedure is surgery, and as with any surgery, patients will have a recovery period and may experience complications, and individual outcomes will vary. Patients may be dissatisfied if their expectations about the surgery, recovery process and results, among other things, are not met. Dissatisfied patients may express negative opinions to the press or through social media. Any failure to meet patient expectations and any resulting negative publicity could harm our reputation and future sales. If we fail to successfully promote and maintain our brand, our Lapiplasty solution and other products, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our Lapiplasty solution and other products may not continue to be accepted by physicians or patients, which would adversely affect our business, results of operations and financial condition.

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

Expedited, reliable shipping of our kits is important to our operations. We rely on providers of transport services for reliable and secure point-to-point transport of our products to our customers and sales representatives and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of our products, it would be costly to replace our products in a timely manner and could cause surgeries using our products to be delayed or canceled, and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.

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

Risks Related to Our Intellectual Property

If our patents and other intellectual property rights do not adequately protect our products, our competitors could develop and commercialize products similar or identical to ours, and we may be unable to gain significant market share and be unable to operate our business profitably.

Our success depends in large part on our ability to obtain, maintain and solidify a proprietary position for our products, which will depend on our success in obtaining and maintaining effective intellectual property protection, including through patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not completely protect our rights. Any failure to continue to obtain or maintain patent and other intellectual property protection with respect to our products could harm our business, financial condition and results of operations.

As of December 31, 2022, our patent portfolio included 39 owned U.S. patents, one licensed U.S. patent, 46 pending U.S. patent applications, 10 granted foreign patents, four pending international PCT patent applications, and 25 pending foreign patent applications. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, or in all jurisdictions. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our developments before it is too late to obtain patent protection. Furthermore, our ability to continue to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patented over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until eighteen (18) months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office ("USPTO") or patent offices in foreign jurisdictions, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allowing third parties to commercialize our technology and compete directly with us, without payment to us.

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

Continuing to obtain and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

If we were to lose intellectual property lawsuits, our intellectual property rights would be impaired and, if we were found to impair the intellectual property rights of others, a court could require us to pay significant damages and/or prevent us from selling our products.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. We have brought in the past and may in the future bring lawsuits alleging that certain third parties are infringing our intellectual property rights and may in the future become a defendant in lawsuits or administrative proceedings alleging that we have infringed on another party's patents or other intellectual property or challenging our intellectual property rights. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

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

If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages and/or cease production, marketing and distribution of those products to obtain a license from such third party to continue selling, developing and marketing our products and techniques. We may not be able to obtain any required license on commercially reasonable terms or at all. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third party intellectual property rights that we may consider attractive or necessary. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant products or redesign those products that contain the allegedly infringing intellectual property, which could harm our business, financial condition and results of operations. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

Because competition in our industry is intense, competitors may infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we have filed and may in the future file additional infringement claims, which can be expensive and time consuming, and could distract our technical and management personnel from their normal responsibilities. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims or file administrative actions against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding or administrative action could put one or more of our patents at risk of being invalidated or interpreted narrowly. Our competitors may assert invalidity on various grounds, including lack of novelty, obviousness or that we were not the first applicant to file a patent application related to our product. We may elect to enter into license agreements to settle patent infringement claims or to resolve disputes before litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

Our competitors, many of which have made substantial investments in patent portfolios, trade secrets, trademarks and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that may prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe, violate or misappropriate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments.

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

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. While we have agreements with our employees, consultants and third parties that obligate them to assign their inventions to us, these agreements may not be self-executing, not all employees or consultants may enter into such agreements, or employees or consultants may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed.

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

Patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Even if patents covering our proprietary technologies and their uses are obtained, once the patent has expired, we may be open to competition. In addition, although upon issuance in the United States a patent’s term can be extended based on certain delays caused by the USPTO, this extension can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms to protect our products, proprietary technologies and their uses, our business would be seriously harmed.

Changes in U.S. patent laws may limit our ability to obtain, defend and/or enforce our patents.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act ("Leahy-Smith Act") included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective in 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents.

The Leahy-Smith Act also includes a number of significant changes that affect the way U.S. patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by the USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Therefore, the Leahy-Smith Act and its implementation has increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could harm our business, financial condition and results of operations.

We may be unable to enforce our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting, enforcing, and defending patents or trademarks on our products and any future products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and any future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing in these jurisdictions.

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

Our products are regulated as medical devices. The development, testing, manufacture, distribution and marketing of our products are subject to extensive regulation and review by numerous governmental authorities. U.S. regulations govern the design, development, testing, clinical trials, premarket clearance and approval, safety, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling, relationships with health care professionals and recordkeeping procedures. Our failure to comply with applicable regulatory requirements could result in these governmental authorities:

•
issuing warning letters or untitled letters;
•
imposing fines and penalties on us;
•
preventing us from manufacturing or selling our products;
•
bringing civil or criminal charges against us;
•
delaying the introduction of our new products into the market;
•
recalling or seizing our products; or
•
withdrawing, suspending or denying approvals or clearances for our products.

Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our sales representatives and other employees, independent contractors, consultants, or vendors violate these laws, we could face substantial penalties.

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

If we or our sales representatives, other employees, agents, independent contractors, consultants, and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may not receive, or may be delayed in receiving, the necessary clearances or approvals for our future products or modifications to our current products, and failure to timely obtain necessary clearances or approvals for our future products or modifications to our current products would adversely affect our ability to grow our business.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed before May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. To date, our Class II devices have received marketing authorization pursuant to the 510(k) clearance process.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA, and generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

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

Even though we have obtained clearance for our Lapiplasty and Adductoplasty Systems and other products in the United States, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, any marketing authorizations we are granted are limited to the cleared indications for use. Further, the manufacturing facilities for a product are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer, or manufacturing facility may result in restrictions on the product, manufacturer or manufacturing facility, withdrawal of the product from the market or other enforcement actions.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Plus regulators such as the FDA and other state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•
untitled letters or warning letters;
•
fines, injunctions, consent decrees and civil penalties;
•
recalls, termination of distribution, administrative detention or seizure of our products;
•
customer notifications or repair, replacement, or refunds;
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
•
criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition, and results of operations.

Legislative or regulatory reforms may have a material adverse effect on us.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition to new government regulations, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Furthermore, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, on February 23, 2022, the FDA issued a proposed rule to amend the QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with the International Organization for Standardization standards. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require additional testing before obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

In addition, in response to perceived increases in health care costs, in recent years there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we will be able to charge for our products or the amount of reimbursement available for our products and could limit the acceptance and availability of our products. See Part I, Item 1. “Business — Government Regulation.” The expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for procedures using our products, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition, and results of operations.

Our products must be manufactured in accordance with federal and state quality regulations and are subject to FDA inspection, and our failure to comply with these regulations could result in fines, product recalls, product liability claims, limits on future product clearances, reputational damage and other adverse impacts.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations.

We or our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: (i) warning letters or untitled letters; (ii) fines, injunctions or civil penalties; (iii) suspension or withdrawal of approvals or clearances; (iv) customer notifications or repair, replacement, refunds, detention, seizures or recalls of our products; (v) total or partial suspension of production or distribution; (vi) administrative or judicially imposed sanctions; (vii) the FDA’s refusal to grant pending or future clearances or approvals for our products; (viii) clinical holds; (ix) refusal to permit the import or export of our products; and (x) criminal prosecution of us or our employees. Any of these actions could significantly and negatively impact supply of our products. If any of these events occur, our reputation could be harmed, we could be exposed to product liability claims, and we could lose customers and suffer reduced revenue and increased costs.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our currently marketed products are either Class II medical devices cleared by the FDA for specific indications or they are Class I exempt for general orthopaedic use. For example, our Lapiplasty plating system has been cleared by the FDA for use in stabilization of fresh fractures, revision procedures, joint fusion and reconstruction of small bones of the feet. We train our marketing personnel and sales representatives to not promote our devices for uses outside of the FDA-authorized indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our devices off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. Furthermore, the use of our devices for indications other than those cleared by the FDA or approved by any foreign regulatory body (to the extent our products are cleared for use outside the United States in the future) may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new clearances or approvals for the device before we may market or distribute the corrected device. Seeking such clearances or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement actions, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls, and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. In addition, we have had in the past, and may in the future, reports of adverse events associated with the Lapiplasty Procedure. While inherent in the medical device and surgical industry, frequent adverse events can lead to reputational harm and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

The clinical study process is lengthy and expensive with uncertain outcomes. We have limited long-term data regarding the safety and efficacy of our products. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.

Clinical studies can be difficult to design and implement, can take many years, can be expensive and carry uncertain outcomes. We have conducted multiple post-market clinical outcome studies that we believe are unique in the bunion correction field and are a key element of our medical education program. Among other studies, we currently have three prospective, multicenter, post-market studies underway: (i) the ALIGN3D clinical study designed to evaluate outcomes of the Lapiplasty Procedure, which has completed enrollment with 173 patients; (ii) the Mini3D™ study designed to evaluate outcomes of the Lapiplasty Procedure using Lapiplasty® Mini-Incision System, which is still enrolling patients; and (iii) the MTA3D™ Clinical Study designed to evaluate outcomes of the combined Adductoplasty and Lapiplasty Procedures for patients in need of metatarsus adductus and hallux valgus corrective surgery, which is also still enrolling patients. Each of these studies has a primary effectiveness endpoint of twenty-four months. It takes time to enroll patients and to evaluate outcomes 24 months after surgery. Furthermore, after these studies are completed at the 24-month endpoint, data about outcomes for periods longer than 24 months after the Lapiplasty surgery will not yet be available, limiting comparability with traditional surgical approaches for bunions that have longer term data about their outcomes.

While we have reported positive interim results in our ALIGN3D post-market clinical studies, we cannot guarantee our post-market clinical studies, or any other clinical study we may conduct or sponsor in the future, will be successful or will otherwise generate data that support the performance of our products. Our post-market clinical studies are subject to oversight by the institutional review board at the medical institutions where the clinical studies are conducted. We rely also, and in the future may continue to rely upon, on contract research organizations ("CROs"), and clinical trial sites to ensure the proper and timely conduct of our clinical studies and while we have agreements governing their committed activities, we have limited influence over their actual performance. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to required good clinical practice standards or are delayed for a significant time in the execution of studies, including achieving full enrollment, we may be affected by increased costs, program delays or both.

The initiation and completion of any of clinical studies may be prevented, delayed or halted for numerous reasons, which could adversely affect the costs, timing or successful completion of our clinical studies. Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the study protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical study, patient compliance, and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. If the clinical studies do not continue to show positive outcomes from our products, adoption of our products may slow, and our business, financial condition and prospects may be significantly harmed.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

We and our service providers may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address data privacy and security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act, which is discussed below), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our services providers. We may also be subject to U.S. federal rules, regulations and guidance concerning data security for medical devices, including guidance from the FDA. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act ("CCPA") on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act ("CPRA") recently passed in California. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission ("FTC") and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The

FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

As our operations and business grow, we may become subject to or affected by rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, there are also extensive data protection laws and regulations in effect in the European Economic Area and the United Kingdom that are actively enforced in those jurisdictions. To the extent we are obligated to comply with such data protection laws and regulations and we fail to do so, we may be the subject of litigation, government investigations and enforcement actions, claims by third parties and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

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
•
the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•
the success of existing or new competitive products or technologies;
•
regulatory or legal developments in the United States and other countries;
•
developments or disputes concerning patent applications, issued patents or other proprietary rights;

•
changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
•
sales of our common stock by us, our insiders, or other stockholders as well as the anticipation of expiration of market standoff or lock-up releases;
•
delays or setbacks in the ongoing commercialization of our Lapiplasty System and other products;
•
changes in the structure of health care payment systems;
•
the recruitment or departure of key personnel;
•
the commencement of litigation or governmental investigations;
•
announcement or expectation of additional financing efforts;
•
the trading volume of our common stock;
•
the impact of COVID-19 or other pandemics on the performance of elective procedures;
•
market conditions in the medical device sectors;
•
the seasonality of our business;
•
an increase in the rate of returns of our Lapiplasty System Kits or an increase in warranty claims;
•
general economic, industry and market conditions; and
•
the other factors described in this “Risk Factors” section.

In recent years, the stock market in general, and the market for medical device companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Further, the stock market in general has been highly volatile due to inflation, interest rate increases, supply chain disruptions, general economic conditions, and the COVID-19 pandemic in the United States. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock in the early years after our initial public offering. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

If we issue additional shares of our common stock or other equity securities convertible into common stock to fund operations, develop new products, accelerate other strategies, make acquisitions or support other activities, the ownership interests of our stockholders will be diluted. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity securities, stockholders' ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholders' rights. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of December 31, 2022, we had outstanding 55,628,208 shares of common stock. Sale of these shares, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock.

Furthermore, we have registered all shares of our common stock that we may issue under our equity compensation plans. Shares issued upon the exercise of stock options and upon vesting of restricted stock units that are outstanding under our equity incentive plans, or pursuant to future awards granted under those plans, have and will continue to become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. Refer to Note 10, "Stockholders’ Equity," of the Notes to the Financial Statements for information about outstanding options and restricted stock units. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing clinician and patients’ needs, competitive technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our existing products and technologies, or expand the breadth of our markets or customer base. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

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

We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms, if at all, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers, sales agent, or customer relationships. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses, technologies or products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations.

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

We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our common stock and negatively affect our reputation.

Short sellers have in the past and may attempt in the future to drive down the market price of our common stock and damage our reputation. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the SEC, and may express opinions based on distortions, omissions or fabrications. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller attacks. Short selling reports can cause increased volatility in an issuer’s stock price, and result in regulatory and governmental inquiries, stockholder lawsuits, and negative market reactions. Furthermore, when subject to unfavorable allegations, even if untrue, we may have to expend a significant amount of resources to investigate such allegations, respond to questions from customers and other stakeholders, and defend ourselves, including against inquiries or investigations from governmental authorities, lawsuits on behalf of stockholders, and negative selling tactics from competitors, that may be prompted by such allegations.

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on environmental, social and governance ("ESG") practices of companies. If we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance, make voting decisions against our directors, reduce or eliminate our stock from their holdings, or exclude our stock from consideration. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to identify, measure and report ESG metrics and satisfy such new criteria. Any failure or perceived failure by us to meet investor or other stakeholder expectations and evolving standards or regulatory requirements may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or other stakeholders.

We have not paid dividends in the past and do not expect to pay dividends in the future, and, as a result, any return on investment may be limited to appreciation in the price of our stock.

We have never paid cash dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects for future earnings and other factors our board of directors may deem relevant. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it. In addition, our loan agreements limit our ability to, among other things, pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions. If we do not pay dividends, our stock may be less valuable because a return on stockholders' investment will only occur if our stock price appreciates and the stockholder then sells our common stock.

Insiders will continue to have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of December 31, 2022, our directors, officers and their respective affiliates beneficially owned shares representing approximately 31.8% of our outstanding common stock. Further, while there is no voting agreement or other similar arrangements between them, our CEO and one other director are family members. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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
•
eliminating cumulative voting in elections of directors;
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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against any defendant arising under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, employees, and agents, including the underwriters and any other professional or entity who has prepared or certified any prospectus, including the prospectuses for our initial public offering and recent offering in 2023.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the inflation reduction initiatives, higher interest rates, the COVID-19 pandemic, wars, invasions or political disruption could result in a variety of risks to our business, including weakened demand for our procedures or products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, political disruption and inflation, including those resulting from pandemics, wars, invasions, energy supply interruptions or international trade disputes, staffing shortages, or similar events, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Despite the implementation of security measures, our internal computer systems and those of our contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, intentional or accidental actions or omissions to act that cause vulnerabilities, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We and certain of our service providers are, from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in material disruptions of our operations and ultimately, our financial results. Further, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively and timely compensate, we may suffer interruptions in our ability to manage operations, and would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

A major hurricane, fire or other disaster (such as a major flood, earthquake or terrorist attack) affecting our headquarters or our other facilities, or facilities of our suppliers and manufacturers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our suppliers’ and manufacturers’ damaged facilities, which delays could be lengthy and costly. If any of our customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. Concerns about terrorism, the effects of a terrorist attack or political turmoil could also have a negative effect on our operations, those of our suppliers and manufacturers and our customers.

We will incur significant costs as a result of operating as a public company, and our executive management team expects to devote substantial time to public company compliance programs.

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

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

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

We have qualified, and in the future may continue to qualify, as a “smaller reporting company,” and benefitted from many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. Under Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. Likewise, any investigation of potential violations of Trade Laws could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Changes in tax laws or regulations that are applied adversely to us or our customers may seriously harm our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and any future international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss ("NOL") carryforwards and other pre-change NOLs tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Based upon our analysis as of December 31, 2022, we have determined that we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we leased approximately 125,000 square feet for our corporate headquarters located in Ponte Vedra, Florida under a lease agreement which terminates in July 2032. We believe that this facility is sufficient to meet our current and anticipated needs in the future and that additional space can be obtained on commercially reasonable terms as needed. Approximately 60% of our previous corporate headquarters location is still under lease until August 2026. We have subleased a portion of the space and continue to market the remaining square footage.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. We may, however, in the ordinary course of business, face various claims brought against us by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights, as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “TMCI” on April 23, 2021. Prior to that time, there was no public market for our common stock.

Holders of Record

At February 28, 2023, there were approximately 28 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item 5 regarding equity compensation plans is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and the “Security Ownership of Certain Beneficial Owners and Management” that will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

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

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. We have pioneered our proprietary Lapiplasty 3D Bunion Correction System—a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional ("3D") misalignment in the foot’s anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional ("2D") perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our mission is to be the leader in the surgical treatment of bunions by establishing the Lapiplasty System as the standard of care. In 2021, we expanded our offerings with the Adductoplasty™ Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients.

We were formed in 2013 and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 65,000 Lapiplasty Procedure Kits in the United States. We market and sell our Lapiplasty Systems to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agencies across 193 territories in the United States. As of December 31, 2022, we had 168 direct sales representatives and 25 independent sales agencies. In 2022, employee sales representatives generated approximately 72% of revenues while approximately 28% of revenues came through independent sales agencies.

On April 27, 2021, we completed our initial public offering ("IPO") of 12,937,500 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. Before our IPO, our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. As part of the IPO, we received net proceeds of approximately $107.6 million. Upon the completion of the IPO, all 6,687,475 shares of Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued cumulative dividends on Series A convertible preferred stock of $2.5 million. As of December 31, 2022, we had cash and cash equivalents of $19.5 million and marketable securities of $61.8 million available for sale to fund operations, an accumulated deficit of $84.7 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

On February 10, 2023, the Company completed a public offering of 5,476,190 shares of its common stock, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $21.00 per share. This offering resulted in net proceeds of approximately $107.5 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses payable by the Company of approximately $0.6 million.

COVID-19 Impact

The COVID-19 pandemic has had, and we expect that it will continue to have intermittent impacts on our business, operations, and financial results and condition. Among other impacts, COVID-19 and its variants have slowed our revenue growth by decreasing or delaying elective procedures, such as the Lapiplasty Procedure, during various phases of the pandemic, including in particular from March through May 2020 when governmental “shelter in place” orders restricted elective procedures and in the second half of 2021 when more virulent COVID-19 variants affected patient demand for elective procedures and limited hospital staffing and capacity. While it is difficult to determine with certainty, we believe that COVID-19 did not have a significant impact on our 2022 operations and financial results.

However, there is still uncertainty around the potential impacts related to COVID-19 especially if potentially more contagious and virulent variants of the virus emerge. If states implement shelter-in-place rules again, medical facilities implement restrictions on elective surgeries as a result of COVID-19 surges, or other pandemic disruptions occur, we may be required to adjust our operations as well as our forecasted revenues and operating results. We cannot assure you that we will not experience additional negative impacts associated with COVID-19 in the future, which could be significant. For more information, refer to Item 1A, "Risk Factors—The ongoing global COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations."

Economic Environment

During the year ended December 31, 2022 and continuing into 2023, there is uncertainty in the macro-economic environment. Inflationary pressures, rising interest rates, reduced consumer confidence, and ongoing supply chain challenges may result in higher costs and longer lead times from suppliers and potentially reduced demand for our Lapiplasty Procedure Kits. General economic conditions may also negatively impact demand for elective surgeries. While we continuously work with suppliers to mitigate higher costs and longer lead times and continue to invest in our direct sales channel, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue throughout 2023, which may impact our results of operations.

Key Business Metrics

We regularly review a number of operating and financial metrics, including the number of Lapiplasty Procedure Kits sold, the number of active surgeons using the Lapiplasty System and utilization rates, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans and make strategic decisions. The number of Lapiplasty Procedure Kits sold during the twelve months ended December 31, 2022 increased by 7,166 or 41.0% over the twelve months ended December 31, 2021, and the number of active surgeons as of December 31, 2022 was 2,387, an increase of 33.9% from the prior year. The utilization rate for the twelve months ended December 31, 2022 increased 5.3% over the twelve months ended December 31, 2021 to an average of 10.3 Lapiplasty Procedure Kits per active surgeon.

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

Factors Affecting Our Business

We believe that our financial performance has been and in the foreseeable future, will continue to depend on many factors, including COVID-19 and macro-economic conditions as described above, those described below, those noted in the section titled “Special Note Regarding Forward-Looking Statements” and in the section titled “Risk Factors”.

Adoption of the Lapiplasty System

The growth of our business depends on our ability to gain broader acceptance of the Lapiplasty System by successfully marketing and distributing the Lapiplasty System and ancillary products. We currently have approval at over 1,900 facilities across the United States and plan to continue to increase access by convincing even more surgeons and facility administrators that our products are alternatives to traditional products used in bunion surgical procedures. While surgeon adoption of the Lapiplasty Procedure remains critical to supporting procedure growth, hospital and ambulatory surgery center facility approvals are necessary for both existing and future surgeon customers to access our products. To facilitate greater access to our products and drive future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with the Lapiplasty System, supported by our robust portfolio of clinical data. If we are unable to successfully continue to commercialize our Lapiplasty System, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt.

Investments in Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business. In sales and marketing, we are dedicating meaningful resources to expand our sales force and management team in the United States, as well as our patient focused outreach and education campaigns. We are hiring additional employee sales representatives and employee field sales management to strategically access more regions with high densities of prospective patients and by focusing the efforts of our independent sales channel on our products. In research and development, our team and our Surgeon Advisory Board are continually working on next-generation innovations of the Lapiplasty System and related products. In addition to expanding our Lapiplasty offerings with products like the Lapiplasty Mini-Incision and Micro-Lapiplasty Minimally Invasive Systems, we are continually exploring opportunities to advance our core Lapiplasty System instrumentation and implants to further improve surgical efficiency, enhance reproducibility of outcomes and speed surgical recovery for patients. In 2022, we introduced (i) the 3-n-1 Guide, which combines three separate instruments and three procedure steps into one instrument and step, (ii) the S4A plating system, which features advanced 3D contours designed to accommodate variations in patient anatomy, and (iii) the SpeedRelease Instrument, which is a single-use instrument designed to make a challenging soft tissue release performed in the majority of Lapiplasty cases easier to perform and more reproducible for the surgeon.

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

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 35% to 40% of full year revenues, and lower sales volumes in subsequent first calendar quarter. Our sales volumes in fourth calendar quarters tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters also tend to be lower as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. The orthopaedic industry traditionally experiences lower sales volumes in the third quarter than throughout the rest of the year as elective procedures generally decline during the summer months. Although we follow orthopaedic industry trends generally, to date our third quarter sales volumes have not been lower than other quarters, but we may experience relatively lower sales volumes during third quarters in the future.

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

Components of our Results of Operations

Revenue

We currently derive nearly all of our revenue from the sale of our proprietary Lapiplasty System, and to a lesser extent from the Adductoplasty System, which we introduced in 2021, and ancillary products. The Lapiplasty and Adductoplasty Systems are comprised of single-use implant kits and reusable instrument trays. We sell the Lapiplasty and Adductoplasty Systems to physicians, surgeons, hospitals and ambulatory surgery centers in the United States through a network of employee sales representatives and independent sales agencies. Our primary product is the Lapiplasty System, which is an instrumented, reproducible approach to 3D bunion correction that helps patients rapidly return to weight-bearing in a post-operative boot. We also offer other advanced instrumentation and implants for use in the Lapiplasty and Adductoplasty Procedures or other ancillary procedures performed in high frequency with bunion surgery.

No single customer accounted for 10% or more of our revenue during 2022. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our sales territories, new accounts and trained physician base and as existing physician customers perform more Lapiplasty Procedures, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality, COVID-19 pandemic impacts, and the macro-economic environment.

Cost of Goods Sold

Cost of goods sold consists primarily of manufacturing costs for the purchase of our Lapiplasty and Adductoplasty Systems and other products from third-party manufacturers. Direct costs from our third-party manufacturers include costs for raw materials plus the markup for the assembly of the components. Cost of goods sold also includes royalties, allocated overhead for indirect labor, depreciation, certain direct costs such as those incurred for shipping, and personnel costs. We expense all provisions for excess and obsolete inventories as cost of goods sold. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect our cost of goods sold to increase in absolute dollars in the foreseeable future to the extent more of our products are sold, though it may fluctuate from quarter to quarter.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, sales commissions and share-based compensation, related to selling and marketing functions, physician education programs, training, shipping costs related to sending products to our sale representatives, travel expenses, marketing initiatives including our direct-to-patient outreach program and advertising, market research and analysis and conferences and trade shows. We expect sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future as we continue to invest in our direct employee sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth, though it may fluctuate from quarter to quarter.

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

General and Administrative

General and administrative expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits and share-based compensation, related to finance, information technology, legal and human resource functions, as well as professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars in the foreseeable future as we hire personnel and expand our infrastructure to drive and support the anticipated growth in our organization. Moreover, we have incurred, and expect to continue to incur, general and administrative expenses associated with operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses.

Interest and other income (expense), net

Interest income and other income (expense), net consists of interest received on our money market funds and marketable securities and impairments of long-lived assets.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount and issuance costs related to outstanding borrowings during the reported periods.

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated ($ in thousands):

	Year Ended December 31,		Change
	2022	2021	Amount	%
Revenue	$141,838	$94,419	$47,419	50.2%
Cost of goods sold	27,523	17,826	9,697	54.4%
Gross profit	114,315	76,593	37,722	49.2%
Operating expenses
Sales and marketing	102,576	64,467	38,109	59.1%
Research and development	13,584	10,204	3,380	33.1%
General and administrative	32,999	18,432	14,567	79.0%
Total operating expenses	149,159	93,103	56,056	60.2%
Loss from operations	(34,844)	(16,510)	(18,334)	*
Interest and other income (expense), net	910	18	892	*
Interest expense	(4,398)	(4,060)	(338)	8.3%
Debt extinguishment loss	(4,483)	—	(4,483)	*
Other expense, net	(7,971)	(4,042)	(3,929)	97.2%
Net loss	$(42,815)	$(20,552)	$(22,263)	108.3%

* Not meaningful

Revenue. Revenue increased by $47.4 million, or 50.2%, from the year ended December 31, 2022, as compared to 2021. The increase was primarily due to a 41.0% increase in the number of Lapiplasty Procedure Kits sold in 2022 compared to 2021 as the result of an expanded customer base. The increase in the volume of Lapiplasty Procedure Kits sold resulted in 70% of the revenue growth from 2021 to 2022. The remaining revenue growth was a result of increased adoption of our newer technologies and selling more ancillary products. In addition, revenues in 2021 were adversely impacted by elective surgery delays or cancellations and hospital staffing and capacity constraints, primarily related to the surge of infections and hospitalizations from the Delta and Omicron variants of COVID-19.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $9.7 million, or 54.4%, in the year ended December 31, 2022, as compared to 2021. The increase in cost of goods sold was primarily due to a $5.6 million increase in direct costs of goods sold and a $2.2 million increase in royalty expense both resulting from increased sales, $1.1 million increase in depreciation expense from our surgical instruments, $1.1 million increase in overhead expenses resulting from an increase in our headcount, which was partially offset by a $0.2 million decrease in provision for inventory and instrument obsolescence. Gross profit increased $37.7 million from the year ended December 31, 2022 as compared to 2021, primarily due to sales growth. Gross profit margin for the year end December 31, 2022 decreased from 81.1% to 80.6%, as compared to the same period of 2021, primarily due to depreciation expense from an increase in capitalized surgical instruments, and an increase in payroll costs, which were partially offset by a decrease in inventory and obsolescence provisions.

Sales and Marketing Expenses. Sales and marketing expenses increased by $38.1 million, or 59.1%, from the year ended December 31, 2022, as compared to 2021. The increase in sales and marketing expenses was due to growth in our overall business. Sales and marketing expenses increased due to an increase of $20.6 million in payroll and related expenses from increased headcount of sales and marketing personnel, an increase of $10.1 million primarily for higher commissions from increased sales by our employee sales representatives and independent sales agencies, an increase of $4.3 million in advertising and marketing-related expenses primarily due to higher advertising fees for direct to consumer campaigns and sales meeting costs, an increase of $1.3 million in clinical-related expenses from surgeon training, and $1.1 million in other marketing-related expenses.

Research and Development Expenses. Research and development expenses increased by $3.4 million, or 33.1%, from the year ended December 31, 2022, as compared to 2021. The increase in research and development expenses was due to increases of $2.4 million in payroll and payroll-related costs resulting from increased headcount of research and development personnel, an increase of $0.9 million in clinical expenses primarily from $0.4 million of increased spending for purchases of materials used in our prototypes and a $0.3 million increase in clinical studies costs.

General and Administrative Expenses. General and administrative expenses increased by $14.6 million, or 79.0%, from the year ended December 31, 2022, as compared to 2021. The increase in general and administrative expenses was primarily due to an increase of $6.7 million in payroll and payroll-related costs from increased headcount to support our growing business, an increase of $2.7 million in rent expense and occupancy costs related to moving into our new headquarters building during the year, an increase of $2.5 million in business-related expenses primarily resulting from increased insurance costs and banking and credit card processing fees, and an increase of $3.2 million in professional services primarily related to a $2.2 million increase in legal expenses primarily related to litigation to protect our intellectual property rights and IT expenses related to conversion to a new service provider. Legal expenses increased $2.2 million in the current year primarily related to litigation to protect our intellectual property rights.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased by $0.9 million in 2022 as compared to 2021. The increase was due to a $1.3 million increase in interest income from higher money market fund interest rates during 2022 and investing in marketable securities in the fourth quarter of 2022 that earn higher interest rates than money market funds. This increase was partially offset by a $0.3 million loss from an impairment related to assets associated with our previous corporate headquarters operating lease.

Interest Expense. Interest expense increased by $0.3 million, or 8.3%, from the year ended December 31, 2022 as compared to 2021. The increase in interest expense was primarily due to a higher debt balance partially offset by lower interest rates on the new debt as a result of the debt refinancing in the second quarter of 2022.

Debt Extinguishment Loss. Debt extinguishment loss increased by $4.5 million, for the year ended December 31, 2022 as compared to the same period of 2021 due to our refinancing during the second quarter of 2022.

For the comparison of the results of operations for the years ended December 31, 2021 and 2020, refer to our Annual Report on Form 10-K as filed with the U.S Securities and Exchange Commission on March 4, 2022.

Liquidity and Capital Resources

Overview

Before our IPO, our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. In April 2021, we received net proceeds of $107.6 million from our IPO. In April 2022, we entered a new five-year $150.0 million loan arrangement, consisting of up to $120.0 million in term loans and up to $30.0 million in a revolving loan facility with entities affiliated with MidCap. On the closing date in April 2022, we borrowed $50.0 million under the term loan and $4.0 million under the revolving loan facility. The term loan proceeds were partially used to repay our term loan obligation with CRG and an early termination fee to Silicon Valley Bank ("SVB") amounting to $34.1 million including principal of $30.0 million, interest of $0.4 million and fees of $3.7 million. There was no outstanding principal at termination of the SVB loan facility. We repaid $1.8 million in borrowings outstanding from the Paycheck Protection Program loan program (the "PPP Loan') under the Coronavirus Aid Relief and Economic Recovery Act in 2021.

As of December 31, 2022, we had cash and cash equivalents of $19.5 million and marketable securities of $61.8 million available for sale, an accumulated deficit of $84.7 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements. We believe that our existing cash and cash equivalents, marketable securities and available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the issuance of our financial statements as of and for the year ended December 31, 2022. We may be required or decide to raise additional financing to support further growth of our operations. See Note 13, "Subsequent Events", for information about our recent offering of our common stock.

Long-Term Obligations

MidCap Term Loan and Revolving Loan Facility

On April 29, 2022, we entered into a new five-year $150 million loan facility with MidCap, providing up to $120 million in term loans and a $30 million revolving loan facility.

The term loan provides for a 60-month term loan facility up to $120 million in borrowing capacity, over four tranches. At loan closing, we drew $50 million under tranche one. The remaining tranches provide up to an additional $70 million in borrowing capacity in the aggregate, subject to certain revenue targets for tranches three and four.

The revolving loan facility provides up to $30 million in borrowing capacity subject to a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. At loan closing, we drew $4 million under the revolving loan facility. We may request a $20 million increase in the revolving loan facility for a total commitment of up to $50 million. We are required to either (i) maintain a minimum drawn balance under the revolving facility agreement or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or we are in default, MidCap will apply funds collected from our lockbox account to reduce the outstanding balance of the revolving loan facility ("Lockbox Deductions"). As of December 31, 2022, our borrowing base level has not activated the Lockbox Deductions.

The loans are secured by substantially all our assets, including intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, we are not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreements) is greater than the outstanding balance under the term loan. Our marketable securities qualify as unrestricted cash under the loan agreements. If liquidity falls below such outstanding balance, then we are subject to a minimum trailing twelve-month revenue covenant.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of manufacturing our Lapiplasty and Adductoplasty Systems and ancillary products, as well as our sales and marketing and R&D expenses and related personnel costs. We expect our sales and marketing expenses to increase in the foreseeable future as we continue to invest in our employee sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth. We also expect R&D expenses to increase in the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products. In addition, we expect our general and administrative expenses to increase in the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as a result of operating as a public company. From time to time, we may also consider additional investments in technologies, assets and businesses to expand or enhance our product offerings. The timing and amount of our operating expenditures will depend on many factors, including:

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
•
the impact of the COVID-19 pandemic, hospital staffing shortages, and delays of elective procedures; and
•
inflation, interest rate changes, and other general economic conditions on our operations and business.

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong or that may change in the future, and we could utilize our available capital resources sooner than we expect. We may seek to raise any necessary additional capital through public or private equity or debt financing, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts, sales and marketing initiatives, or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by:
Operating activities	$(30,648)	$(17,193)	$(4,494)
Investing activities	(76,518)	(2,705)	(1,069)
Financing activities	20,806	107,652	11,503
Net increase (decrease) in cash and cash equivalents	$(86,360)	$87,754	$5,940

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $30.6 million, consisting primarily of a net loss of $42.8 million and an increase in net operating assets of $5.8 million, which were partially offset by non-cash charges of $18.0 million. The increase in net operating assets was primarily due to an increase in accounts receivable resulting from higher sales revenue in 2022, higher inventories resulting from higher purchases in anticipation of growing demand in 2023 and to guard against supply chain risks, and an increase in prepaid expenses and other assets due to timing of payments, which were offset by increases in accounts payable and accrued liabilities due to timing of payments and growth of our operations. The non-cash charges primarily consisted of share-based compensation expense of $8.1 million, a loss on extinguishment of debt of $4.5 million, non-cash lease amortization of $2.5 million, and depreciation and amortization expense of $2.1 million, $0.4 million in provision for doubtful accounts primarily driven by higher account receivable balances at year end.

Net cash used in operating activities for 2021 was $17.2 million, consisting primarily of a net loss of $20.6 million and an increase in net operating assets of $1.0 million, which were partially offset by non-cash charges of $4.3 million. The increase in net operating assets was primarily due to an increase in accounts receivable resulting from higher revenues in 2021, higher inventories resulting from higher purchases in anticipation of growing demand in 2022, and an increase in prepaid expenses and other assets due to timing of payments and growth of our operations, which were offset by increases in accounts payable and accrued liabilities due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation and amortization expense of $0.7 million, share-based compensation expense of $3.4 million, amortization of debt issuance costs of $0.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022, was $76.5 million consisting of a $63.4 million in purchases of marketable securities available for sale and $14.8 million in purchases of property and equipment. The purchases of property and equipment consist of $5.1 million in purchases of capitalized surgical instruments for our reusable instrument trays driven by higher numbers of employee sales representatives and sales growth and $8.0 million of purchases of fixed assets and leasehold improvements primarily for our new corporate headquarters building, partially offset by $1.7 million in maturities of marketable securities available for sale.

Net cash used in investing activity was $2.7 million and $1.1 million, in 2021 and 2020, respectively, consisting of purchases of capitalized surgical instruments for our reusable instrument trays.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022, was $20.8 million, consisting of $53.5 million of net cash proceeds from the new term loan agreement and revolving loan facility with MidCap and $2.2 million from the exercise of stock options, partially offset by the $33.9 million repayment of the CRG term loan and $1.0 million of third party debt issuance costs paid to related to the new MidCap borrowings.

Net cash provided by financing activities for the year ended December 31, 2021, was $107.7 million, consisting primarily of net proceeds from our IPO of $107.6 million and $1.8 million proceeds from exercise of stock options, partially offset by repayment of our PPP Loan of $1.8 million.

Net cash provided by financing activities in 2020 was $11.5 million, consisting primarily of additional borrowings under the CRG term loan facility of $29.5 million, net of debt discount, partially offset by repayment of the term loans under the SVB loan facility of $20.0 million, borrowing under a PPP Loan of $1.8 million and cash received of $0.3 million from the exercise of stock options, partially offset by debt issuance costs of $0.2 million.

Surgeon Advisory Board Royalty Agreements

We recognized royalties expense of $6.5 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the aggregate royalty rate was 4.6%. Each of the royalty agreements with our Surgeon Advisory Board members prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our new corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our new location which expires in July 2032. Lease payments comprise the base rent plus operating costs which includes taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026. We have obtained a sublease for a portion of this space and continue to actively market the remainder of the space. The remaining lease obligations are $25.9 million under these leases.

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

We estimate the fair value of our stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions regarding the expected volatility of our stock, the expected life of the stock award and our expected dividend rate. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions regarding future stock price volatility, future dividend payments and future stock award exercise could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Treace Medical Concepts, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Treace Medical Concepts, Inc. (a Delaware corporation) (the "Company") as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Jacksonville, FL

March 8, 2023

TREACE MEDICAL CONCEPTS, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$19,473	$105,833
Marketable securities, short-term	61,779	-
Accounts receivable, net of allowance for doubtful accounts of $735 and $414 as of December 31, 2022 and 2021, respectively	29,196	18,568
Inventories	19,330	10,561
Prepaid expenses and other current assets	3,624	3,010
Total current assets	133,402	137,972
Property and equipment, net	15,338	2,849
Operating lease right-of-use assets	10,138	—
Other non-current assets	146	—
Total assets	$159,024	$140,821
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,668	$4,056
Accrued liabilities	6,216	4,518
Accrued commissions	7,356	5,181
Accrued compensation	7,666	4,455
Operating lease liabilities	339	—
Total current liabilities	30,245	18,210
Derivative liability on term loan	—	173
Long-term debt, net of discount of $1,289 and $635 as of December 31, 2022 and 2021, respectively	52,711	29,365
Operating lease liabilities, net of current portion	15,539	—
Total liabilities	98,495	47,748
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 55,628,208 issued and outstanding as of December 31, 2022; 300,000,000 shares authorized; 54,181,082 issued and outstanding as of December 31, 2021	55	45
Additional paid-in capital	145,221	134,933
Accumulated deficit	(84,720)	(41,905)
Accumulated other comprehensive (loss) income	(27)	—
Total stockholders’ equity	60,529	93,073
Total liabilities and stockholders’ equity	$159,024	$140,821

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$141,838	$94,419	$57,365
Cost of goods sold	27,523	17,826	12,470
Gross profit	114,315	76,593	44,895
Operating expenses
Sales and marketing	102,576	64,467	31,654
Research and development	13,584	10,204	5,847
General and administrative	32,999	18,432	6,539
Total operating expenses	149,159	93,103	44,040
Income (loss) from operations	(34,844)	(16,510)	855
Interest and other income (expense), net	910	18	(1,746)
Interest expense	(4,398)	(4,060)	(2,777)
Debt extinguishment loss	(4,483)	—	—
Other expense, net	(7,971)	(4,042)	(4,523)
Net loss	(42,815)	(20,552)	(3,668)
Convertible preferred stock cumulative and undeclared dividends	—	(196)	(640)
Net loss attributable to common stockholders	$(42,815)	$(20,748)	$(4,308)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(27)	—	—
Comprehensive loss	$(42,842)	$(20,748)	$(4,308)

Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(0.43)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,276,834	48,415,679	37,068,965

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at January 1, 2020	6,687,475	$7,935	37,031,840	$28	$12,883	$(17,685)	$—	$3,161
Common stock issued upon exercise of stock options	—	—	335,025	—	364	—	—	364
Share-based compensation expense	—	—	—	—	919	—	—	919
Net loss	—	—	—	—	—	(3,668)	—	(3,668)
Balances at December 31, 2020	6,687,475	$7,935	37,366,865	$28	$14,166	$(21,353)	$—	$776
Issuance of common stock upon exercise of stock options	—	—	2,368,705	2	1,828	—	—	1,830
Issuance of restricted stock awards	—	—	24,895	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,409	—	—	3,409
Issuance of common stock from initial public offering, net of issuance costs and underwriting discount of $10.6 million	—	—	6,953,125	7	107,603	—	—	107,610
Issuance of common stock upon net exercise of warrants	—	—	621,570	1	(1)	—	—	—
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	(6,687,475)	(7,935)	6,845,922	7	7,928	—	—	—
Net loss	—	—	—	—	—	(20,552)	—	(20,552)
Balances at December 31, 2021	—	$—	54,181,082	$45	$134,933	$(41,905)	$—	$93,073
Issuance of common stock upon exercise of stock options	—	—	1,444,626	10	2,177	—	—	2,187
Issuance of common stock for vesting of restricted stock units	—	—	2,500	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,111	—	—	8,111
Net loss	—	—	—	—	—	(42,815)	—	(42,815)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	(27)	(27)
Balances at December 31, 2022	—	$—	55,628,208	$55	$145,221	$(84,720)	$(27)	$60,529

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(42,815)	$(20,552)	$(3,668)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,133	685	1,210
Provision for allowance for doubtful accounts	411	144	216
Share-based compensation expense	8,111	3,409	919
Non-cash lease expense	2,522	—	—
Amortization of debt issuance costs	244	176	220
Impairment of capitalized surgical instruments	—	—	144
Gain on fair value adjustment to derivative liability	(173)	(72)	—
Debt extinguishment loss	4,483	—	639
Loss on impairment of long-lived assets	346	—	—
Accretion (amortization) of discount (premium) on marketable securities, net	(126)	—	—
Other, net	25	—	—
Net changes in operating assets and liabilities:
Accounts Receivable	(11,039)	(4,226)	(4,290)
Inventory	(8,769)	(2,741)	(2,258)
Prepaid expenses and other assets	(668)	(2,417)	(103)
Other non-current assets	(146)	—	—
Operating lease liabilities	3,076	—	—
Accounts payable	4,612	1,791	1,334
Accrued liabilities	7,125	6,610	1,143
Net cash used in operating activities	(30,648)	(17,193)	(4,494)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(63,409)	—	—
Maturities of available-for-sale marketable securities	1,729	—	—
Purchases of property and equipment	(14,838)	(2,705)	(1,069)
Net cash used in investing activities	(76,518)	(2,705)	(1,069)

Cash flows from financing activities
Proceeds from interest bearing term debt	49,651	—	29,530
Proceeds from interest bearing revolving debt	3,850	—	—
Payments on interest bearing debt	(33,893)	—	(20,000)
Proceeds from PPP Loan	—	—	1,788
Payments on PPP Loan	—	(1,788)	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs and underwriting fees of $10.6 million	—	107,610	—
Debt issuance costs	(989)	—	(179)
Proceeds from exercise of employee stock options	2,187	1,830	364
Net cash provided by financing activities	20,806	107,652	11,503
Net increase (decrease) in cash and cash equivalents	(86,360)	87,754	5,940
Cash and cash equivalents at beginning of period	105,833	18,079	12,139
Cash and cash equivalents at end of period	$19,473	$105,833	$18,079

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,398	$3,900	$1,146
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$15,300	$—	$—
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$3,615	$—	$—
Unrealized losses on marketable securities	$27	$—	$—
Noncash financing activities:
Issuance of common stock upon exercise of warrants	$—	$1	$—
Conversion of convertible preferred stock and accrued dividends on convertible preferred stock into common stock	$—	$7,935	$—
Initial fair value of derivative liability	$—	$—	$245

The accompanying notes are an integral part of these financial statements.

1. Formation and Business of the Company

The Company

Treace Medical Concepts, LLC was formed on July 29, 2013, as a Florida limited liability company. Effective July 1, 2014, the entity converted to a Delaware corporation and changed its name to Treace Medical Concepts, Inc. (the "Company"). The Company is a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. The Company received 510(k) clearance for the Lapiplasty System in March 2015 and began selling its surgical medical devices in September 2015. The Company has pioneered the proprietary Lapiplasty 3D Bunion Correction System – a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion. In addition, the Company offers other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. In 2021, the Company expanded its offerings with the Adductoplasty™ Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

Initial Public Offering

On April 27, 2021, the Company completed its initial public offering ("IPO") of 12,937,500 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase additional shares. As part of the IPO, 6,953,125 shares of common stock were issued and sold by the Company (inclusive of 703,125 shares pursuant to the exercise of the underwriters’ option) and 5,984,375 shares of common stock that were sold by the selling stockholders named in the prospectus (inclusive of 984,375 shares pursuant to the exercise of the underwriters’ option), at a price to the public of $17.00 per share. The Company received net proceeds of approximately $107.6 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses payable by the Company of $2.3 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. Upon the completion of the IPO, all 6,687,475 shares of Series A convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis plus 158,447 shares of common stock were issued to pay accrued cumulative dividends on Series A convertible preferred stock of $2.5 million.

Forward Stock Split

On April 16, 2021, in connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to implement a 1.3375-for-1 forward stock split (the "Forward Stock Split"), effective on April 16, 2021, whereby each 1.0 share of Class A common stock issued and outstanding was reclassified as 1.3375 shares of Class A common stock and each 1.0 share of Series A convertible preferred stock (each a "Preferred Share") issued and outstanding was reclassified as 1.3375 Preferred Shares. In connection with the Forward Stock Split, the total number of shares of all classes of stock which the Company is authorized to issue was adjusted to 73,562,500, divided into 66,875,000 shares of Class A common stock and 6,687,500 Preferred Shares. There was no adjustment to the par value of $0.001 per share. All share and per share amounts in the accompanying financial statements for the prior periods have been retroactively adjusted to reflect the Forward Stock Split. In lieu of issuing fractional shares in connection with the Forward Stock Split, the Company paid cash in an amount equal to the fair value of such fractional shares (as determined in good faith by the Company’s board of directors).

Liquidity and Capital Resources

The Company has incurred operating losses to date and has an accumulated deficit of $84.7 million as of December 31, 2022. During the years ended December 31, 2022, 2021 and 2020, the Company used $30.6 million, $17.2 million and $4.5 million of cash in its operating activities, respectively. As of December 31, 2022, the Company had cash and cash equivalents of $19.5 million and marketable securities available for sale of $61.8 million.

Management believes that the Company’s existing cash, cash equivalents, and marketable securities will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these financial statements.

Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has had, and we expect that it will continue to have intermittent impacts on our business, operations, and financial results and condition. Among other impacts, COVID-19 and its variants have slowed our revenue growth by decreasing or delaying elective procedures, such as the Lapiplasty Procedure, during various phases of the pandemic, including in particular from March through May 2020 when governmental “shelter in place” orders restricted elective procedures and in the second half of 2021 when COVID-19 variants affected patient demand for elective procedures and limited hospital staffing and capacity. While it is difficult to determine with certainty, we believe that COVID-19 did not have a significant impact on our 2022 operations and financial results.

However, there is still uncertainty around the potential impacts related to COVID-19 especially if potentially more contagious and virulent variants of the virus emerge. If states implement shelter-in-place rules again, medical facilities implement restrictions on elective surgeries as a result of COVID-19 surges, or other pandemic disruptions occur, we may be required to adjust our operations as well as our forecasted revenues and operating results. We cannot assure you that we will not experience additional negative impacts associated with COVID-19 in the future, which could be significant.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Statements of Cash Flow for the fiscal years ended December 31, 2021 and December 31, 2020, for $0.3 million and $1.1 million, respectively, to reclassify non cash expense for inventory obsolescence to net changes in operating assets for inventory. This classification change does not change previously reported cash flows from operating activities in the Statements of Cash Flows.

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

Significant estimates and assumptions include reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, valuation of equity instruments, valuation of common stock, stock-based compensation, deferred tax assets and related valuation allowances and impact of contingencies. The Company had no accrued contingent liabilities as of December 31, 2022 and 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity at the time of purchase of 90 days or less to be cash equivalents. All of the Company's cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits, the balances of which at times may exceed federally insured limits.

Marketable Securities

The Company considers its debt securities and Yankee certificate of deposits ("Yankee CDs") to be available-for-sale securities. Available-for-sale securities are classified as cash equivalents or short-term marketable securities. The Company's marketable securities are classified as current assets based on their availability for sale to meet current operating requirements.

Marketable securities classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive loss, and as a component of stockholders’ equity (deficit) until their disposition or maturity. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method. Premiums and discounts are amortized and accreted, respectively, using the effective interest method. Refer to Note 4, "Fair Value Measurements", for fair value disclosures for cash equivalents and short-term marketable securities.

Available-for-sale securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in fair value judged to be other-than-temporary are included in the Company’s statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021, or 2020.

Accounts Receivable and Allowances

Accounts receivable are generally from hospitals and ambulatory surgery centers and are stated at amounts billed less allowances for doubtful accounts. The Company continually monitors customer payments and maintains an allowance for losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when individual balances are no longer collectible. As of December 31, 2022 and 2021, accounts receivable are presented net of an allowance for doubtful accounts of $0.7 million and $0.4 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recorded provisions for bad debts of $0.4 million, $0.1 million and $0.2 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company's available for sale securities portfolio primarily consists of U.S. treasury and agency securities, money market funds, commercial paper, Yankee CDs, high credit quality asset-backed securities and corporate debt securities. The Company's investment policy requires its available for sale securities to meet certain criteria including investment type, credit ratings, and a maximum portfolio duration of one year.

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company’s accounts receivable is derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers and independent sales agencies. At December 31, 2022 and 2021, no customer accounted for more than 10% of accounts receivable. For the years ended December 31, 2022, 2021 and 2020, there were no customers that represented 10% or more of revenue.

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease is classified as a financing lease or an operating lease at the commencement date of the lease. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company determines the commencement date of a lease to be the date on which a lessor makes an underlying asset available for use by the Company. Leases with a term greater than one year are recognized on the balance sheet as operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, net of current portion. The Company elected not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less (short-term leases). As the interest rates implicit in our lease contracts are not readily determinable, the Company utilizes its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid, incentives received, or impairment charges if the Company determines the right-of-use asset is impaired. In the fourth quarter of 2022, the Company recorded an impairment to the right-of-use asset associated with the lease on its previous corporate headquarters. See Note 5 for further details of the impairment.

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

The Company has no finance leases.

Inventories

Inventories consist primarily of surgical kits and components as finished goods and are stated at the lower of cost or net realizable value. Cost is determined based on an average cost method which approximates the first-in, first-out basis and includes primarily outsourced manufacturing costs and direct manufacturing overhead costs. The Company reviews inventory for obsolescence and writes down inventory, as necessary. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a provision to cost of goods sold of $0.1 million, $0.3 million and $1.1 million, respectively, for obsolete inventory.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives as follows:

Years
Furniture, fixtures and equipment	7
Machinery and equipment	3
Capitalized surgical instruments	3
Computer equipment	3
Leasehold improvements	Lesser of estimated useful life or lease term
Software	3

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

Revenue Recognition

The Company generates revenue through the sale of its primary product, the Lapiplasty System, the Adductoplasty and Lapiplasty Mini-Incision Systems and ancillary products. The Lapiplasty and Adductoplasty Systems are comprised of single-use implant kits and reusable instrument trays. Implant kits and ancillary products are sold in the United States through a combination of a direct employee sales force and independent sales agencies. The Company invoices hospitals and ambulatory surgery centers for the implant kits and ancillary products and pays commissions to the sales representatives and independent sales agencies. The Company has no international sales.

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

A contract with a customer exists when (i) the Company enters into a legally enforceable contract with a customer that defines each party’s rights regarding the products to be transferred and identifies the payment terms related to these products, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for its products that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company considers signed agreements and purchase orders as a customer’s contract.

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

The transaction price in the Company’s customer contracts includes fixed consideration to be contractually billed to the customer while variable consideration includes the right of return. The Company does not allocate the transaction price or any variable consideration to the right of return. The Company did not recognize a refund liability as of December 31, 2022 and 2021 and there were negligible returns during the year ended December 31, 2022 and no product returns during the years ended December 31, 2021 and 2020.

Revenue for products is recognized when a customer obtains control of the promised products, which is generally when the customer has the ability to (i) direct its use and (ii) obtain substantially all of the remaining benefits from it. Revenue recognition occurs when control of the product transfers to the customer which is generally at the time the product is used in surgery. When a customer purchases products directly from us before the time of surgery, revenue is recognized based upon the shipment terms.

Contract Costs

The Company applies the practical expedient to recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period would be one year or less. These incremental costs include sales commissions paid to the Company’s independent sales agencies or employee sales representatives.

Cost of Goods Sold

Cost of goods sold consists primarily of costs for the purchase of the Company’s Lapiplasty and Adductoplasty Systems as well as ancillary products from third-party manufacturers. Direct costs from the Company’s third-party manufacturers include costs for raw materials plus the markup for the assembly of the components. Cost of goods sold also includes royalties, allocated overhead for indirect labor, depreciation, certain direct costs such as those incurred for shipping our products and personnel costs. The Company expenses all inventory provisions for excess and obsolete inventories as cost of goods sold. The Company records adjustments to its inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of engineering, product development, clinical studies to develop and support the Company’s products, regulatory expenses, and other costs associated with products and technologies that are in development. These expenses include compensation for personnel, including salaries, bonuses, benefits and stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. For the fiscal years ended December 31, 2022, 2021 and 2020, the Company's research and development costs were $13.6 million, $10.2 million, and $5.8 million, respectively.

Shipping and Handling

The Company has elected to account for shipping and handling activities as fulfillment activities. As such, the Company does not evaluate shipping and handling as promised services to its customers. The Company may bill customers for shipping and handling costs. Amounts billed for shipping and handling are included in revenue. Shipping and handling costs incurred by the Company are included in sales and marketing expense. Shipping and handling costs totaled $0.8 million, $0.5 million, and $0.3 million, for the years ended 2022, 2021, and 2020, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of marketing and sales expenses. Advertising expense includes the cost of advertising across the various mediums we employ, including print, digital, radio and television. Advertising costs totaled approximately $15.0 million, $13.0 million and $3.1 million, for the years ended 2022, 2021 and 2020, respectively.

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

The Company also follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10, which prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as part of the provision for income taxes.

Product Liability

The Company believes it carries adequate insurance for possible product liability claims. Accruals for product liability claims and legal defense costs in excess of insured amounts are recorded if it is probable that a liability has been incurred and the amount of any liability can be reasonably estimated. No accruals for product liability claims had been recorded as of December 31, 2022 and 2021.

Debt

Debt issuance costs and discount are amortized to interest expense using the effective interest method.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Compensation—Stock Compensation, using a fair-value based method. The Company determines the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The fair value for RSAs and RSUs awards is the fair value of the stock at the grant date.

The fair value of time-based awards is recognized over the period during which an award holder is required to provide services in exchange for the award, known as the requisite service period, which is typically the vesting period using the straight-line method. The Company accrues for estimated forfeitures on share-based awards and adjusts stock-based compensation cost to actual as forfeitures occur. The estimated forfeitures are based on a historical analysis of actual forfeitures of awards.

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

The Company continues to use judgment in evaluating the expected volatility and expected terms utilized for the stock-based compensation calculations on a prospective basis. As the Company continues to accumulate additional data, the Company may make refinements to the assumptions, which could materially impact the future stock-based compensation expense.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. Comprehensive loss equaled $42.8 million for the year end December 31, 2022. Comprehensive loss equaled net loss for the years ended December 31, 2021 and 2020.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders, by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, unvested restricted stock units and restricted stock awards are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2022, 2021 and 2020, diluted net losses per common share were the same as basic net losses per common share for these periods.

Derivative Liability

The Company evaluates its financial instruments for embedded features and bifurcates embedded features from the host instrument that meet the definition of a derivative and if (i) the economic characteristics and risks of the embedded feature are not clearly and closely related to the host instrument, (ii) the hybrid instrument that embodies both the embedded feature and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded feature would be considered a derivative instrument subject to the accounting requirements of derivative instruments.

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

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASC 842"). The update establishes principles for recognition, measurement, presentation, and disclosure intended to increase transparency and comparability for the accounting of lease transactions. The standard requires lessees to recognize leases with terms greater than 12 months on the balance sheet and disclose key information about leasing arrangements. ASC 842 is effective for the Company for fiscal years beginning after December 15, 2021 and early application is permitted. The Company adopted the new standard as of January 1, 2022, using the required modified retrospective approach. Comparative periods were not adjusted and continue to be presented under the previous accounting guidance. The Company elected the package of practical expedients permitted under the ASC 842 transition guidance, which among other things, allowed it to carry forward the historical lease classification.

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

The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In November 2019, the FASB issued ASU 2019-10, that is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company adopted the standard on January 1, 2023. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$13,141	$—	$—	$13,141
Commercial paper	—	323	—	323
Corporate debt	—	2,197	—	2,197
Yankee CD	—	550	—	550
Short-term marketable securities at fair value
U.S. treasury and government agencies	12,873	3,570	—	16,443
Corporate debt	—	23,372	—	23,372
Asset-backed securities	—	13,896	—	13,896
Yankee CD	—	8,068	—	8,068
Total	$26,014	$51,976	$—	$77,990

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$105,220	$—	$—	$105,220
Total	$105,220	$—	$—	$105,220
Liabilities:
Derivative liability	$—	$—	$173	$173
Total	$—	$—	$173	$173

The carrying amounts of the Company’s money market funds classified as cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair value due to the short-term nature of these assets and liabilities. The derivative liability is carried at fair value based on unobservable market inputs. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates their fair value.

The Company's available for sale securities portfolio consists of investments in U.S. treasury and government agency securities, commercial paper, corporate debt securities, asset-backed securities, and Yankee CDs. Yankee CDs are certificates of deposit issued in the United States by a branch of a foreign bank and are denominated in U.S. dollars. The fair value of level 1 securities is determined on trade prices in active markets for identical assets. The fair value of level 2 securities is determined using valuation models using inputs that are observable either directly or indirectly, such as quoted prices for similar assets, interest rates, yield curves, credit spreads, default rates, loss severity, broker and dealer quotes, as well as other relevant economic measures.

As discussed in Note 6, in July 2020, the Company entered into a term loan facility with CR Group LP ("CRG") and accounted for embedded features in the agreement as a derivative liability with an initial fair value of $0.2 million that was a level 3 valuation. The derivative liability was accounted for at fair value using the income approach and inputs consisting of (i) the probability of events occurring that trigger an event of default of the Company’s term loans under the CRG term loan facility, ranging from 1% to 2%, (ii) the prepayment premium payable upon early redemption, and (iii) additional interest payable upon an event of default. The change in fair value of the derivative liability was $0.2 million and $0.1 million in the years ended December 31, 2022 and 2021, respectively, and was recorded as a component of other expense, net in the statements of operations and comprehensive loss. There was no adjustment to the fair value of the derivative liability recognized in net loss for the year ended December 31, 2020.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Derivative liability
Fair value as of January 1, 2021	$245
Change in fair value included in other expense, net	(72)
Fair value as of December 31, 2021	173
Change in fair value included in other expense, net	(173)
Fair value as of December 31, 2022	$—

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 and December 31, 2021.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2022	2021
Cash	$3,262	$613
Cash equivalents:
Money market funds	13,141	105,220
Commercial paper	323	—
Corporate debt	2,197	—
Yankee CD	550	—
Total cash and cash equivalents	$19,473	$105,833

Included in cash as of December 31, 2022 is $0.9 million pledged to Silicon Valley Bank (“SVB”) as collateral for the Company's corporate credit card program and is restricted from use by the Company. There was no cash pledged to SVB as of December 31, 2021.

Marketable Securities

The Company’s available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$16,472	$11	$(40)	$16,443
Corporate debt	23,376	31	(35)	23,372
Asset-backed securities	13,892	27	(23)	13,896
Yankee CD	8,066	10	(8)	8,068
Total marketable securities - short-term	$61,806	$79	$(106)	$61,779

Property and Equipment, Net

The company’s property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture and fixtures, and equipment	$1,577	$180
Construction in progress	705	126
Machinery and equipment	928	274
Capitalized surgical equipment	9,248	4,442
Computer equipment	571	160
Leasehold improvements	6,434	268
Software	138	138
Total property and equipment	19,601	5,588
Less: accumulated depreciation and amortization	(4,263)	(2,739)
Property and equipment, net	$15,338	$2,849

Depreciation and amortization expense was $2.1 million, $0.7 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In the fourth quarter of 2022, the Company recognized a $0.3 million impairment on a group of assets consisting of $0.2 million of property and equipment and $0.1 million related to the right-of-use asset associated with the lease of its previous corporate headquarters. The impairment loss is presented as a component of interest and other income, net in the statements of operations and comprehensive loss. The Company did not record impairment charges for its property and equipment, net for the years ended December 31, 2021 and 2020.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued royalties expense	$2,299	$1,522
Accrued interest	412	975
Accrued professional services	1,727	941
Other accrued expense	1,778	1,080
Total accrued liabilities	$6,216	$4,518

6. Long Term Debt

The Company’s debt consisted of the following (in thousands):

	December 31,
	2022	2021
Revolving line of credit
MidCap revolving loan facility	$4,000	$—
Term loans
CRG term loan facility	—	30,000
MidCap term loan facility	50,000	—
Total term and revolving loans	54,000	30,000
Less: debt discount and issuance costs	(1,289)	(635)
Total long-term debt, net	$52,711	$29,365

As of December 31, 2022, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2023	$—
2024	—
2025	—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(1,289)
Total long-term debt, net	$52,711

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a new five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust ("MidCap"), providing up to $120.0 million in term loans and a $30.0 million revolving loan facility.

The term loan facility provides for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At term loan closing, the Company drew $50.0 million under tranche one. The remaining tranches provide up to an additional $70.0 million in borrowing capacity in the aggregate, subject to the achievement of certain revenue targets for the third and fourth tranche.

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. As of December 31, 2022, the borrowing base allows a total of $24.5 million available to the Company under the revolving loan facility. The balance drawn as of December 31, 2022 is $4.0 million under the revolving loan facility. The Company may request an increase in the revolving loan facility in an amount up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility (“Lockbox Deductions”). As of December 31, 2022, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan agreement and the revolving loan facility are accruing interest as of December 31, 2022 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company’s election to extend the initial interest-only period by 12 months to 60 months total if the Company’s trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by all of the Company’s assets, including intellectual property. The loan agreements and other ancillary loan documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant at December 31, 2022.

CRG Term Loan Facility

On July 31, 2020, the Company entered into a term loan facility with CRG Group L.P ("CRG"), which provided up to $50.0 million in financing over three tranches to be advanced no later than December 31, 2021. Principal amounts totaling $30.0 million were borrowed as of December 31, 2021 and until April 29, 2022, when the facility was repaid as part of the refinancing with MidCap. The CRG term loan facility provided for a maturity date as of June 30, 2025, and permitted the Company to elect to make quarterly interest-only payments or to pay interest in-kind through December 31, 2020. The Company was not required to make any principal payments until the maturity of the CRG term loan facility and all outstanding principal and accrued interest were due upon the maturity of the CRG term loan facility. Interest under the CRG term loan facility was applied to outstanding principal and accrued interest at a rate of 13.00% per annum and would increase by 4.0% if an event of default had occurred. The loan agreement provided that if the Company repaid the CRG term loan within one year of the borrowing date, the Company was required to pay a premium of 20.00% of the aggregated outstanding principal amount of the loans that was repaid. If the Company repaid the CRG term loan between one and two years from the borrowing date, it was required to pay a premium of 11.00% of the aggregated outstanding principal amount of the loans that it repaid. The CRG term loan facility did not require a prepayment premium for loans being prepaid after two years from the initial borrowing date.

Under the terms of the CRG term loan facility, the Company granted first priority liens and security interests in substantially all of the Company’s assets as collateral (including the Company’s intellectual property), provided that the priority of such liens was subject to an intercreditor agreement between CRG and SVB. The CRG term loan facility also contained certain representations and warranties, indemnification provisions in favor of CRG, affirmative and negative covenants and events of default.

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

The CRG term loan facility was repaid in the second quarter of 2022 as part of the refinancing with MidCap. The Company incurred a $4.5 million loss on extinguishment of debt related to terminating its previously outstanding borrowing agreements.

During the years ended December 31, 2022, 2021, and 2020, the Company recognized $4.4 million, $4.1 million and $2.7 million, respectively, in interest expense related to the borrowings under the MidCap agreements and the CRG loan facility. During the years ended December 31, 2022 and 2021, amortization of the debt discount was $0.2 million. During the year ended December 31, 2020 amortization of the debt discount was $0.1 million.

7. Commitments and Contingencies

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

As of December 31, 2022 and 2021, the Company has royalty agreements with certain members of its Surgeon Advisory Board providing for royalties based on each individual’s level of contribution. Each royalty agreement: (i) confirms the irrevocable transfer to the Company of all pertinent intellectual property rights; (ii) sets the applicable royalty rate; (iii) sets the period of time during which royalties are payable; (iv) is for a term of three years, renewable by the parties, and may be terminated by either party on 90 days’ notice for convenience (provided that if terminated by the Company for convenience the obligation to pay royalties is not affected); and (v) prohibits the payment of royalties on products sold to entities and/or individuals with whom the surgeon advisor or any other surgeon advisor entitled to royalties is affiliated. Each of the royalty agreements may be subsequently amended to add the license of additional intellectual property covering new products, and as a result, multiple royalty rates and duration of royalty payments may be included in one royalty agreement.

As of December 31, 2022 and 2021, the Company’s royalty agreements provide for (i) royalty payments for 10 years from first commercial sale of the relevant product and (ii) a royalty rate for each such agreement ranging from 0.4% to 3.0% of net sales for the particular product to which the surgeon contributed.

The Company recognized royalties expense of $6.5 million, $4.3 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, resulting in an aggregate royalty rate of 4.6%, 4.6% and 4.1%, for the years ended December 31, 2022, 2021 and 2020, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued contingent liabilities as of December 31, 2022 and 2021.

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

The Company’s leases contain various options to renew, none of which the Company is reasonably certain to exercise. The lease agreements do not contain any residual value guarantees or restrictive covenants. For the new headquarters lease, the Company is provided a tenant improvement allowance for the construction of leasehold improvements. In exchange for construction management and supervision services related to these improvements, the Company paid the lessor a fee equal to one and a half percent (1.5%) of total construction costs.

In addition to base rent, the Company will pay variable costs related to its share of operating expenses under certain of its lease arrangements. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the statements of operations and comprehensive loss. Variable lease costs were $0.2 million for the twelve months ended December 31, 2022.

Rent expense was $0.6 and $0.2 for the twelve months ended December 31, 2021 and 2020, respectively.

Operating lease cost was $2.3 million for the twelve months ended December 31, 2022. During the twelve months ended December 31, 2022, cash paid for amounts included in operating lease liabilities of $1.2 million was included in cash flows from operating activities on the condensed statements of cash flows.

Additional information related to operating leases is as follows:

December 31, 2022
Weighted average remaining lease term (years)	9.1
Weighted average discount rate	9.1%

The following table summarizes future minimum lease payments on operating leases as of December 31, 2021 (in thousands):

Fiscal Year
2022	$627
2023	444
2024	458
2025	472
2026	321
Total	$2,322

The following table summarizes a maturity analysis of operating lease liabilities showing the aggregate lease payments as of December 31, 2022 (in thousands):

Fiscal Year
2023*	$138
2024	2,932
2025*	1,398
2026	3,338
2027	3,097
Thereafter	14,998
Total undiscounted lease payments	25,901
Less: imputed interest	(10,023)
Total discounted lease payments	15,878
Less: Current portion of lease liability	(339)
Noncurrent portion of lease liability	$15,539

* Amount presented is net of allowance for tenant improvements.

9. Income Taxes

The Company has not recorded an income tax provision for years ended December 31, 2022, 2021 and 2020 due to its operating losses. All losses before income taxes were generated in the United States.

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	December 31,
	2022	2021	2020
Income tax at the statutory rate	(21)%	(21)%	(21)%
Stock-based and other compensation	(5)	(8)	—
State taxes, net of federal benefit	(1)	(6)	(4)
Research and development credits	(1)	(1)	(4)
Change in valuation allowance	26	32	28
Other	2	4	1
Effective tax rate	0%	0%	0%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets
Net operating loss carryforwards	$15,979	$8,264
Interest expense	1,785	1,025
Stock option compensation expense	1,590	456
Accrued bonus	1,184	726
Research and development expenses	1,032	717
Research and development credits	954	—
Operating lease liabilities	3,539	—
Other	698	753
Gross deferred income tax assets	26,761	11,941
Less: valuation allowance	(22,864)	(11,941)
Net deferred tax assets	$3,897	$—

Deferred income tax liabilities
Property and equipment	$(1,537)	$—
Operating lease right-of-use assets	(2,331)	—
Other	(29)	—
Gross deferred income tax liabilities	$(3,897)	—
Net deferred tax liabilities	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the Company’s history of net losses, the net, deferred tax assets have been fully offset by a full valuation allowance of $22.9 million and $11.9 million as of December 31, 2022 and December 31, 2021, respectively. The Company’s changes in the deferred tax asset valuation allowance for the years ended December 31, 2022 and 2021, were $10.9 million and $6.4 million, respectively.

The Company had unused federal and state net operating loss carryforwards of approximately $71.2 million and $34.0 million, respectively as of December 31, 2022, and federal and state net operating loss carryforwards of approximately $35.4 million and $17.2 million, respectively, as of December 31, 2021. The net operating loss carryforwards begin to expire in 2034. The Company's research and development tax credit carryforwards were $1.0 million and $0.7 million as of December 31, 2022 and 2021, respectively, and begin to expire in 2037.

The federal and state net operating loss carryforwards and credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code and similar provisions under state law. The Tax Reform Act contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company may have previously experienced, and may in the future experience, one or more Section 382 "ownership changes," including in connection with the Company’s initial public offering. If so, the Company may lose some or all of the tax benefits of its carryforwards and credits.

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

10. Stockholders’ Equity

Series A Convertible Preferred Stock

Immediately before the completion of the IPO, all outstanding shares of Series A convertible preferred stock were converted into shares of the Company’s common stock. Accordingly, no shares of Series A convertible preferred stock were outstanding as of December 31, 2022 or 2021.

Upon the closing of the IPO in April 2021, the Company issued 158,447 shares of common stock, to settle accrued and unpaid Series A convertible preferred stock dividends of $2.5 million. At December 31, 2020, the Company had accrued and unpaid dividends of $2.3 million on the Series A convertible preferred stock outstanding.

Preferred Stock

Upon the closing of the IPO, the Company is authorized to issue 5,000,000 shares of preferred stock. As of December 31, 2022, and December 31, 2021, no shares of preferred stock were outstanding.

Common Stock

On April 27, 2021, the Company amended and restated its Certificate of Incorporation, which became effective upon the closing of the IPO. The Company is authorized to issue 300,000,000 shares of common stock.

Warrants for Class A Common Stock

On April 28, 2021, Silicon Valley Bank exercised their warrants in a cashless net exercise using the closing price of the Company’s common stock on the prior business day of $31.27 as permitted by the warrant agreement. Accordingly, the transaction resulted in 621,570 shares of the Company’s common stock being issued to the warrant holders. The Company issued these warrants in 2019 to Silicon Valley Bank in connection with the terms of its debt agreement.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2022	2021
Common stock options issued and outstanding	7,150,755	7,464,580
Shares available for future awards granted under the 2021 Plan	4,769,842	3,766,337
Unvested restricted stock units under the 2021 Plan	582,248	10,000
Common stock available for Employee Stock Purchase Plan	1,046,437	504,627
Total	13,549,282	11,745,544

Share-based Incentive Plans

In April 2021, prior to the IPO closing, the Company’s board of directors and stockholders approved the 2021 Incentive Award Plan ("2021 Plan"), which became effective upon the IPO closing. The Company initially reserved 5,046,278 shares of common stock for issuance of share-based compensation awards, including stock options, restricted stock ("RSA"), restricted stock units ("RSU") and other stock-based awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Plan will be increased by (i) the number of shares represented by awards outstanding under the Company’s 2014 Stock Option Plan ("2014 Plan") and collectively with the 2021 Plan, the "Stock Plans") that become available for issuance under the terms of the 2021 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5.0% of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 37,847,090 shares of stock may be issued upon the exercise of incentive stock options.

Prior to the IPO, the Company was authorized to issue stock purchase rights and to grant options to purchase Class A common stock to employees, directors, and consultants under the 2014 Plan. Stock options under the 2014 Plan have a term of no more than ten years from the date of grant and vest in equal installments over a maximum of five years. No future awards can be granted under the 2014 Plan. The shares underlying outstanding and unexercised options granted to employees, directors and consultants under the 2014 Plan may become available for issuance under the 2021 Plan as follows: (i) to the extent that such an option award terminates, expires or lapses for any reason or is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the 2021 Plan; (ii) to the extent shares are tendered or withheld to satisfy the grant, exercise price or tax withholding obligation with respect to any award under the 2014 Plan, such tendered or withheld shares will be available for future grants under the 2021 Plan; and (iii) to the extent that the Company repurchases the shares prior to vesting so that shares are returned to the Company, such shares will be available for future grants under the 2021 Plan.

At December 31, 2022, 4,769,842 shares of common stock remain available for issuance as awards under the 2021 Plan. In January 2023, the number of shares of common stock available for issuance under the 2021 Plan was increased by 2,781,410 shares as a result of the automatic increase provision in the 2021 Plan.

Stock Options

Options under the 2021 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the Company's common stock on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. Stock options granted vest ratably over four years.

Stock option activity under the Stock Plans is set forth below:

	Outstanding Options
	Number of Shares	Weighted- Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price
Balance, December 31, 2021	7,464,580	6.89	$6.36
Options granted	1,346,553		19.39
Options exercised	(1,444,626)		1.50
Options canceled	(215,752)		13.82
Balance, December 31, 2022	7,150,755	7.03	$9.57
Options vested and expected to vest at December 31, 2022	6,608,140	6.90	$8.97
Options vested and exercisable at December 31, 2022	3,728,683	5.79	$4.50

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $25.9 million, $39.1 million and $1.9 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of year-end. Aggregate intrinsic values of options outstanding, options vested and expected to vest, and options exercisable were $98.7 million, $94.9 million and $69.6 million as of December 31, 2022, respectively.

Restricted Stock Units and Awards

Full value award activity under the Stock Plans is set forth below:

	Full Value Awards
	RSUs	Weighted-Average Grant Date Fair Value	RSAs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	10,000	$22.13	19,023	$31.50
Shares or units granted	592,778	19.04	—	—
Shares or units vested	(2,500)	22.13	(6,223)	31.50
Shares or units forfeited	(18,030)	18.92	—	—
Unvested as of December 31, 2022	582,248	$19.08	12,800	$31.50

RSUs and RSAs granted under the 2021 Plan generally vest annually over 4 years in equal installments. The total fair value of RSUs and RSAs vested during 2021 was not material. The Company did not grant RSAs and RSUs during the year ended December 31, 2020, and had no unvested RSAs and RSUs as of December 31, 2020.

Employee Share Purchase Plan

In April 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan ("ESPP"). The Company initially reserved 504,627 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will be automatically increased each year for ten calendar years beginning in 2022 by the number of shares equal to the lesser of 1% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year or such number of shares as may be determined by the Company's board of directors; provided that the maximum number of shares that may be issued under the ESPP is 7,064,790 shares. Each offering to the employees to purchase stock under the ESPP will begin on a date to be determined by the Company’s Compensation Committee and will end no later than six months thereafter. The ESPP allows an eligible employee to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of its common stock at the beginning of the offering period or at the end of each applicable offering period. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion. The Company has not yet commenced any enrollment periods under the ESPP.

In January 2023, the number of shares of common stock available for issuance under the ESPP was increased by 556,282 to 1,602,719 shares as a result of the automatic increase provision in the ESPP.

Stock-Based Compensation

The weighted-average grant date fair values of the stock options granted were $7.52, $6.19 and $2.26 per share for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the grant dates with the following assumptions for options granted during 2022, 2021 and 2020 fiscal years:

	December 31,
	2022	2021	2020
Expected term (in years)	6.25	2.1-6.25	2.7 - 3.3
Expected volatility	36.05% - 37.08%	35.57% - 55.60%	37.09% - 51.29%
Risk-free interest rate	1.64% - 4.34%	0.08% - 1.39%	0.18% - 1.53%
Expected dividend yield	0.00%	0.00%	0.00%

Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Sales and marketing expense	$2,928	$1,231	$479
Research and development expense	697	475	199
General and administrative expense	4,486	1,703	241
Total	$8,111	$3,409	$919

As of December 31, 2022, there was $12.8 million of unrecognized stock-based compensation expense related to common stock options, which the Company expects to recognize over a weighted-average period of 2.3 years. As of December 31, 2022, there was $7.8 million of unrecognized stock-based compensation expense related to RSAs and RSUs, which the Company expects to recognize over a weighted-average period of 3.3 years.

The total grant date fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 were $5.3 million, $2.0 million and $0.9 million, respectively.

11. Employee Benefit Plan

Effective as of January 2021, the Company began sponsoring a 401(k) profit sharing plan trust for its employees who satisfy certain eligibility requirements. An employee will be eligible to become a participant in the plan for purposes of (i) elective deferrals and matching contributions after completing 3 consecutive months of service beginning on the employee’s date of hire and (ii) employer profit sharing contributions after completing 1 year of service.

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

Employer contributions under this plan were $1.0 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted- average number of shares of common stock outstanding for the period. As the Company reported a net loss for the years ended December 31, 2022, 2021 and 2020, respectively, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator
Net loss	$(42,815)	$(20,552)	$(3,668)
Adjust: Convertible preferred stock cumulative and undeclared dividends	—	(196)	(640)
Net loss attributable to common stockholders	(42,815)	(20,748)	(4,308)
Denominator
Weighted-average common stock outstanding, basic and diluted	55,276,834	48,415,679	37,068,965
Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(0.43)	$(0.12)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	December 31,
	2022	2021	2020
Series A convertible preferred stock outstanding	—	—	6,687,475
Warrants to purchase Class A common stock	—	—	713,330
Common stock options issued and outstanding	7,150,755	7,464,580	8,081,828
Unvested full value awards	595,048	29,024	—
Total	7,745,803	7,493,604	15,482,633

13. Subsequent Events

On February 10, 2023, the Company completed a public offering of 5,476,190 shares of its common stock, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $21.00 per share. This offering resulted in net proceeds of approximately $107.5 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses payable by the Company of approximately $0.6 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) before filing this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting

As an emerging growth company, under Section 103 of the JOBS Act, we are not required to provide, and this report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is GRANT THORNTON LLP, Jacksonville, FL, Auditor Firm ID: 248.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
FINANCIAL STATEMENTS

Our financial statements are listed in the "Index to the Financial Statements" under Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(2)
FINANCIAL STATEMENT SCHEDULES

All schedules to the financial statements are omitted because they are not applicable, not material or the required information is shown in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(3)
EXHIBITS

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Treace Medical Concepts, Inc.	8-K	001-40355	3.1	4-27-21
3.2	Amended and Restated Bylaws of the Treace Medical Concepts, Inc.	8-K	001-40355	3.2	4-27-21
4.1	Form of Common Stock Certificate	S-1/A	333-254863	4.2	4-19-21
4.2	Description of common stock of Treace Medical Concepts, Inc.	10-K	001-40355	4.2	3-4-22
10.1+	Offer Letter Agreement by and between Treace Medical Concepts, Inc. and Mark L. Hair dated as of September 11, 2020.	S-1	333-254863	10.9	3-30-21
10.2+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and John T. Treace	S-1/A	333-254863	10.13	4-19-21
10.3+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Mark Hair	S-1/A	333-254863	10.6	4-19-21
10.4+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Aaron Berutti	10-Q	001-40355	10.2	11-4-21
10.5+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Scot Elder	10-K	001-40355	10.7	3-4-22
10.6+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Sean F. Scanlan	10-Q	001-40355	10.7	8-5-21
10.7+	Form of Indemnification Agreement for directors and executive officers.	S-1/A	333-254863	10.1	4-19-21
10.8+	2014 Stock Plan, as amended.	S-1	333-254863	10.2(a)	3-30-21

10.9+	Form of Stock Option Agreement for Directors under 2014 Stock Plan	S-1	333-254863	10.2(b)	3-30-21
10.10+	Form of Stock Option Agreement for Employees under 2014 Stock Plan	S-1	333-254863	10.2(c)	3-30-21
10.11+	Form of Notice of Option Exercise under 2014 Stock Plan.	S-1	333-254863	10.2(d)	3-30-21
10.12+	2021 Incentive Award Plan and related form agreements	S-1/A	333-254863	10.3	4-19-21
10.13+	2021 Employee Stock Purchase Plan.	S-1/A	333-254863	10.11	4-19-21
10.14+	Non-Employee Director Compensation Policy					X
10.15	Form of Product Development Royalty Agreement.	S-1	333-254863	10.12	3-30-21
10.16	Credit and Security Agreement (Revolving Loan) dated as of April 29, 2022, by and among Treace Medical Concepts, Inc. and Midcap Funding IV Trust.	10-Q	001-40355	10.1	8-10-22
10.17	Credit and Security Agreement (Term Loan) dated as of April 29, 2022 by and among Treace Medical Concepts, Inc. and Midcap Financial Trust.	10-Q	001-40355	10.2	8-10-22
10.18	Amendment to Credit and Security Agreement (Revolving Loan) dated as of April 29, 2022, by and among Treace Medical Concepts, Inc. and Midcap Funding IV Trust	10-Q	001-40355	10.1	11-9-22
10.18	Amendment to Credit and Security Agreement (Term Loan) dated as of April 29, 2022 by and among Treace Medical Concepts, Inc. and Midcap Financial Trust	10-Q	001-40355	10.2	11-9-22
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Treace Medical Concepts, Inc.

Date: March 8, 2023	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2023	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Treace, Mark L. Hair, and Scot M. Elder, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature /s/ John T. Treace	Title Chief Executive Officer, Founder and Director (Principal Executive Officer)	Date March 8, 2023
John T. Treace
/s/ Mark L. Hair Mark L. Hair	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2023
/s/ James T. Treace James T. Treace	Chairman of the Board of Directors	March 8, 2023
/s/ F. Barry Bays F. Barry Bays	Director	March 8, 2023
/s/ John K. Bakewell John K. Bakewell	Director	March 8, 2023
/s/ Lance W. Berry Lance W. Berry	Director	March 8, 2023

/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	March 8, 2023
/s/ Deepti Jain	Director	March 8, 2023
Deepti Jain

/s/ Elizabeth S. Hanna	Director	March 8, 2023
Elizabeth S. Hanna

/s/ Jane E. Kiernan	Director	March 8, 2023
Jane E. Kiernan

/s/ Richard W. Mott Richard W. Mott	Director	March 8, 2023
/s/ Thomas E. Timbie Thomas E. Timbie	Director	March 8, 2023