Form 10-Q
period 2023-03-31
TREACE MEDICAL CONCEPTS, INC.
filed 2023-05-09
CIK 1630627

“333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, 61,331,465 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
•
our plans and expected timeline related to our products, or developing or acquiring new products, to address additional indications or otherwise;
•
our ability to manufacture sufficient quantities of our products with sufficient quality;
•
our ability to obtain and maintain intellectual property protection for our products;
•
our ability to identify and develop new and planned products and/or acquire new products;
•
our ability to obtain, maintain and expand regulatory clearances for our products and any new products we develop or acquire;
•
our ability to expand our business into current and new geographic markets;
•
our compliance with Nasdaq requirements and government laws, rules and regulations;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
•
the impact of inflationary pressures, higher interest rates, recent instability in the banking sector, and general economic conditions on our business;
•
developments and projections relating to our competitors or our industry;
•
our plans to conduct further clinical studies;
•
the impact of failures, defaults or instability of financial institutions where we have cash or investment accounts;
•
the effect of the COVID-19 pandemic or another infectious disease outbreak and its impact or potential impact on our business; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the "JOBS Act").

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$29,613	$19,473
Marketable securities, short-term	141,049	61,779
Accounts receivable, net of allowance for doubtful accounts of $677 and $735 as of March 31, 2023 and December 31, 2022, respectively	25,365	29,196
Inventories	22,519	19,330
Prepaid expenses and other current assets	4,587	3,624
Total current assets	223,133	133,402
Property and equipment, net	15,915	15,338
Operating lease right-of-use assets	9,907	10,138
Other non-current assets	215	146
Total assets	$249,170	$159,024
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,076	$8,668
Accrued liabilities	7,971	6,216
Accrued commissions	5,891	7,356
Accrued compensation	3,300	7,666
Operating lease and other liabilities	1,058	339
Total current liabilities	23,296	30,245
Long-term debt, net of discount of $1,215 and $1,289 as of March 31, 2023 and December 31, 2022, respectively	52,785	52,711
Operating lease liabilities, net of current portion	15,447	15,539
Other long-term liabilities	25	—
Total liabilities	91,553	98,495
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 61,280,703 issued and outstanding as of March 31, 2023; 300,000,000 shares authorized; 55,628,208 issued and outstanding as of December 31, 2022	61	55
Additional paid-in capital	255,786	145,221
Accumulated deficit	(98,174)	(84,720)
Accumulated other comprehensive (loss) income	(56)	(27)
Total stockholders’ equity	157,617	60,529
Total liabilities and stockholders’ equity	$249,170	$159,024

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	2023	2022
Revenue	$42,195	$29,047
Cost of goods sold	8,039	5,130
Gross profit	34,156	23,917
Operating expenses
Sales and marketing	33,655	22,299
Research and development	3,412	3,052
General and administrative	10,865	6,662
Total operating expenses	47,932	32,013
Loss from operations	(13,776)	(8,096)
Interest income	1,479	9
Interest expense	(1,285)	(951)
Other income, net	128	2
Other non-operating income (expense), net	322	(940)
Net loss	$(13,454)	$(9,036)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(29)	—
Comprehensive loss	$(13,483)	$(9,036)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,723,760	54,827,665

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2022	55,628,208	$55	$145,221	$(84,720)	$(27)	$60,529
Issuance of common stock upon exercise of stock options	125,890	—	352	—	—	352
Issuance of common stock for vesting of restricted stock units	50,415	—	—	—	—	—
Share-based compensation expense	—	—	2,692	—	—	2,692
Issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	5,476,190	6	107,521	—	—	107,527
Net loss	—	—	—	(13,454)	—	(13,454)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(29)	(29)
Balances at March 31, 2023	61,280,703	$61	$255,786	$(98,174)	$(56)	$157,617

Balances at December 31, 2021	54,181,082	$45	$134,933	$(41,905)	$—	93,073
Issuance of common stock upon exercise of stock options	1,097,860	1	1,371	—	—	1,372
Share-based compensation expense	—	—	1,409	—	—	1,409
Net loss	—	—	—	(9,036)	—	(9,036)
Balances at March 31, 2022	55,278,942	$46	$137,713	$(50,941)	$—	$86,818

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(13,454)	$(9,036)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	924	334
Provision for allowance for doubtful accounts	38	30
Share-based compensation expense	2,692	1,409
Non-cash lease expense	626	336
Amortization of debt issuance costs	74	45
Recovery of loss reserve for surgical instruments	(23)	—
Gain on fair value adjustment to derivative liability	—	(90)
Accretion (amortization) of discount (premium) on marketable securities, net	(297)	—
Net changes in operating assets and liabilities:
Accounts Receivable	3,793	2,542
Inventory	(3,189)	(551)
Prepaid expenses and other assets	(963)	1,233
Other non-current assets	(69)	(134)
Payable to broker for unsettled marketable security purchases	710	—
Operating lease liabilities	(478)	(133)
Accounts payable	(3,592)	(607)
Accrued liabilities	(4,076)	(2,619)
Other, net	25	—
Net cash used in operating activities	(17,259)	(7,241)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(99,550)	—
Maturities of available-for-sale marketable securities	20,548	—
Purchases of property and equipment	(1,478)	(1,481)
Net cash used in investing activities	(80,480)	(1,481)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	107,527	—
Proceeds from exercise of employee stock options	352	1,372
Net cash provided by financing activities	107,879	1,372
Net increase (decrease) in cash and cash equivalents	10,140	(7,350)
Cash and cash equivalents at beginning of period	19,473	105,833
Cash and cash equivalents at end of period	$29,613	$98,483

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,285	$951
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$—	$15,300
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$(35)	$—
Unrealized losses on marketable securities	$29	$—

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

The Company

Treace Medical Concepts, LLC was formed on July 29, 2013, as a Florida limited liability company. Effective July 1, 2014, the entity converted to a Delaware corporation and changed its name to Treace Medical Concepts, Inc. (the "Company"). The Company is a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. The Company received 510(k) clearance for the Lapiplasty® System in March 2015 and began selling its surgical medical devices in September 2015. The Company has pioneered the proprietary Lapiplasty 3D Bunion Correction System – a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion. In addition, the Company offers other advanced instrumentation and implants for use in the Lapiplasty Procedure or other ancillary procedures performed in high frequency with bunion surgery. In 2021, the Company expanded its offerings with the Adductoplasty® Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

Initial Public Offering and Follow-on Offering

On April 27, 2021, the Company completed its initial public offering ("IPO). The Company received net proceeds of $107.6 million from the IPO. On February 10, 2023, the Company completed a follow-on public offering of 5,476,190 shares of its common stock, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $21.00 per share. The February 2023 offering resulted in net proceeds of $107.5 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses payable by the Company of $0.6 million.

Liquidity and Capital Resources

The Company has incurred operating losses to date and has an accumulated deficit of $98.2 million as of March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company used $17.3 million and $7.2 million of cash in its operating activities, respectively. As of March 31, 2023, the Company had cash and cash equivalents of $29.6 million and marketable securities available-for-sale of $141.0 million.

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

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 8, 2023, with the exception of the reclassification as discussed below. The unaudited condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2023.

An adjustment has been made to the Statement of Operations for the three months ended March 31, 2022 for $0.4 million to reclassify surgical instrument expense from cost of goods sold to sales and marketing expense, to conform with the current year's presentation. This reclassification had no effect on the Company's net loss.

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

Significant estimates and assumptions include reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, stock-based compensation, deferred tax assets and related valuation allowances and impact of contingencies. The Company had no accrued contingent liabilities as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's available for sale securities portfolio primarily consists of U.S. treasury and agency securities, money market funds, commercial paper, Yankee CDs, high credit quality asset-backed securities and corporate debt securities. The Company's investment policy requires its available for sale securities to meet certain criteria including investment type, credit ratings, and a maximum portfolio duration of one year. If any of the financial institutions where we hold deposits were to fail or be taken over by the FDIC, such as the recent takeover of Silicon Valley Bank, where we did hold cash as deposits, our access to these accounts could be temporarily unavailable or permanently lost for the amounts in excess of the FDIC insured limits. The Company did not have material cash deposits at Silicon Valley bank at the time of the FDIC takeover or as of March 31, 2023.

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company’s accounts receivable is derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition. On March 31, 2023 and December 31, 2022, no customer accounted for more than 10% of accounts receivable. For the three months ended March 31, 2023 and 2022, there were no customers that represented 10% or more of revenue.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This guidance requires financial instruments measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The model requires an entity to estimate credit losses based on historical information, current conditions and reasonable and supportable forecasts of future economic conditions. In November 2019, the FASB issued ASU 2019-10, which provides that this standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company adopted the new standard as of January 1, 2023. Adoption of the standard did not have a material impact on our financial position, results of operations, or our disclosures.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$12,289	$—	$—	$12,289
Commercial paper	—	998	—	998
Corporate debt	—	8,358	—	8,358
Yankee CD	—	4,502	—	4,502
Short-term marketable securities at fair value
U.S. treasury and government agencies	33,544	23,221	—	56,765
Commercial paper	—	2,550	—	2,550
Corporate debt	—	33,570	—	33,570
Asset-backed securities	—	29,845	—	29,845
Yankee CD	—	18,319	—	18,319
Total	$45,833	$121,363	$—	$167,196

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$13,141	$—	$—	$13,141
Commercial paper	—	323	—	323
Corporate debt	—	2,197	—	2,197
Yankee CD	—	550	—	550
Short-term marketable securities at fair value
U.S. treasury and government agencies	12,873	3,570	—	16,443
Corporate debt	—	23,372	—	23,372
Asset-backed securities	—	13,896	—	13,896
Yankee CD		8,068	—	8,068
Total	$26,014	$51,976	$—	$77,990

The carrying amounts of the Company’s money market funds classified as cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair value due to the short-term nature of these assets and liabilities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates fair value.

The Company's available for sale securities portfolio consists of investments in U.S. treasury and government agency securities, commercial paper, corporate debt securities, asset-backed securities, and Yankee CDs. Yankee CDs are certificates of deposit issued in the United States by a branch of a foreign bank and are denominated in U.S. dollars. The fair value of level 1 securities is determined on trade prices in active markets for identical assets. The fair value of level 2 securities is determined using valuation models using inputs that are observable either directly or indirectly, such as quoted prices for similar assets, interest rates, yield curves, credit spreads, default rates, loss severity, broker quotes, as well as other relevant economic measures.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Cash	$3,466	$3,262
Cash equivalents:
Money market funds	12,289	13,141
Commercial paper	998	323
Corporate debt	8,358	2,197
Yankee CD	4,502	550
Total cash and cash equivalents	$29,613	$19,473

Included in cash as of December 31, 2022 is $0.9 million pledged to Silicon Valley Bank (“SVB”) as collateral for the Company's corporate credit card program and is restricted from use by the Company. There was no cash pledged to SVB as of March 31, 2023.

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$56,730	$54	$(19)	$56,765
Commercial paper	2,550	1	(1)	2,550
Corporate debt	33,651	10	(91)	33,570
Asset-backed securities	29,854	17	(26)	29,845
Yankee CD	18,320	4	(5)	18,319
Total marketable securities - short-term	$141,105	$86	$(142)	$141,049

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$16,472	$11	$(40)	$16,443
Corporate debt	23,376	31	(35)	23,372
Asset-backed securities	13,892	27	(23)	13,896
Yankee cd	8,066	10	(8)	8,068
Total marketable securities - short-term	$61,806	$79	$(106)	$61,779

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Furniture and fixtures, and equipment	$1,577	$1,577
Construction in progress	671	705
Machinery and equipment	1,729	928
Capitalized surgical equipment	9,886	9,248
Computer equipment	639	571
Leasehold improvements	6,351	6,434
Software	138	138
Total property and equipment	20,991	19,601
Less: accumulated depreciation and amortization	(5,076)	(4,263)
Property and equipment, net	$15,915	$15,338

Depreciation and amortization expense on property and equipment were $0.9 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued royalties expense	$1,827	$2,299
Accrued interest	412	412
Accrued professional services	2,083	1,727
Other accrued expense	3,649	1,778
Total accrued liabilities	$7,971	$6,216

Operating lease and other liabilities

The Company's current operating lease liability and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Current portion of operating lease liabilities	$348	$339
Payable to broker	710	—
Total operating lease and other liabilities	$1,058	$339

The Company's available for sale securities are accounted for on a trade date basis. Purchases of securities that have traded but not settled as of the balance sheet date are recorded as either cash and cash equivalents or marketable securities with a corresponding amount payable to broker as noted above. These investment transactions normally settle in one to three days.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Revolving line of credit
MidCap revolving loan facility	$4,000	$4,000
Term loans
MidCap term loan facility	50,000	50,000
Total term and revolving loans	54,000	54,000
Less: debt discount and issuance costs	(1,215)	(1,289)
Total long-term debt, net	$52,785	$52,711

As of March 31, 2023, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2023	$—
2024	—
2025	—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(1,215)
Total long-term debt, net	$52,785

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a new five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust (“MidCap”), providing up to $120.0 million in term loan facility and a $30.0 million revolving loan facility.

The term loan facility provides for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At loan closing, the Company drew $50.0 million under tranche one. The remaining tranches provide up to an additional $70.0 million in borrowing capacity in the aggregate, subject to the achievement of certain revenue targets for the third and fourth tranches.

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. On March 31, 2023, the borrowing base allows a total of $21.5 million available to the Company under the revolving loan facility. The balance drawn as of March 31, 2023 is $4.0 million under the revolving loan facility. The Company may request an increase in the revolving loan facility up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility (“Lockbox Deductions”). As of March 31, 2023, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan agreement and the revolving loan facility are accruing interest as of March 31, 2023 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company’s election to extend the initial interest-only period by 12 months to 60 months total if the Company’s trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by substantially all of the Company’s assets, including intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant on March 31, 2023.

7. Commitments and Contingencies

License and Royalty Commitments

As of March 31, 2023 and December 31, 2022, the Company has royalty agreements with certain members of its surgeon advisory board. The Company recognized royalty expense under these agreements of $1.6 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the aggregate royalty rates were 3.9% and 4.8% respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued contingent liabilities as of March 31, 2023 and December 31, 2022.

8. Stockholders’ Equity

Stock Option Plans

During the three months ended March 31, 2023 and 2022, the Company granted stock options to employees to purchase an aggregate of 727,650 and 963,800 shares of the Company’s common stock, respectively. The weighted-average grant-date fair value of the employee stock options granted during the three months ended March 31, 2023 and 2022 was $10.58 and $7.50 per share, respectively.

Restricted Stock Units

During the three months ended March 31, 2023 and 2022, the Company granted 571,565 and 201,580 restricted stock units (“RSUs”), respectively. The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2023 and 2022 was $24.07 and $20.13, respectively.

Share-Based Compensation Expense

Share-based compensation expense is reflected in operating expenses in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$76	$—
Sales and marketing expense	822	531
Research and development expense	257	150
General and administrative expense	1,537	728
Total	$2,692	$1,409

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2023 and 2022, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(13,454)	$(9,036)
Denominator
Weighted-average common stock outstanding, basic and diluted	58,723,760	54,827,665
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.16)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2023	2022
Common stock options issued and outstanding	7,717,414	7,205,037
Unvested full value awards	1,086,697	211,580
Total	8,804,111	7,416,617

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2023 (our “Annual Report”). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report under “Part I, Item 1A—Risk Factors” and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Please also see the section of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. We have pioneered our proprietary Lapiplasty® 3D Bunion Correction System—a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional ("3D") misalignment in the foot’s anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional ("2D") perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our mission is to be the leader in the surgical treatment of bunions by establishing the Lapiplasty System as the standard of care. In 2021, we expanded our offerings with the Adductoplasty® Midfoot Correction System, designed for reproducible correction of the midfoot to provide further support to hallux valgus patients.

We were formed in 2013 and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 70,000 Lapiplasty Procedure Kits in the United States. We market and sell our Lapiplasty Systems to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agencies across 191 territories in the United States. As of March 31, 2023, we had 167 direct sales representatives and 24 independent sales agencies. In the three months ended March 31, 2023, employee sales representatives generated approximately 79% of revenues while approximately 21% of revenues came through independent sales agencies.

On February 10, 2023, we completed a follow-on public offering of 5,476,190 shares of our common stock, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $21.00 per share. This offering resulted in net proceeds of $107.5 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of $0.6 million, adding additional funds to our liquidity. As of March 31, 2023, we had cash and cash equivalents of $29.6 million and marketable securities available-for-sale of $141.0 million to fund operations, an accumulated deficit of $98.2 million, and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

COVID-19 Impact

The COVID-19 pandemic has had intermittent impacts on our business, operations and financial results and condition. The COVID-19 pandemic and the related reduction in elective procedures and limited hospital staffing and capacity due to the governmental "shelter-in-place" requirement slowed our revenue growth in 2020 and 2021. While it is difficult to determine with certainty, we believe that the COVID-19 pandemic did not have a significant impact on our 2022 or first quarter 2023 operations and financial results.

There is still uncertainty around the potential impacts related to COVID-19, especially if governments and hospitals respond as they did in 2020 and 2021 if potentially more contagious and virulent variants of the virus emerge. We cannot assure you that we will not experience additional negative impacts associated with COVID-19 in the future, which could be significant.

Economic Environment

There is uncertainty in the macro-economic environment. Inflationary pressures, rising interest rates, reduced consumer confidence and ongoing supply chain challenges may result in higher costs and longer lead times from suppliers and potentially reduced demand for our Lapiplasty Procedure Kits. General economic conditions may also negatively impact demand for elective surgeries. While we continuously work with suppliers to mitigate higher costs and longer lead times and continue to invest in our direct sales channel, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue throughout 2023, which may impact our results of operations.

Key Business Metrics

We regularly review a number of operating and financial metrics, including the number of Lapiplasty Procedure Kits sold, blended average revenue per Lapiplasty Procedure Kits sold, the number of active surgeons using the Lapiplasty System and the surgeon utilization rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans and make strategic decisions. The number of Lapiplasty Procedure Kits sold during the three months ended March 31, 2023 increased by 1,480 or 28% over the same period of 2022. The blended average sales price per Lapiplasty Procedure Kits sold was $6,244 during the three months ended March 31, 2023, a 13% increase over the same period of 2022. We define the blended average sales price as revenue divided by Lapiplasty Procedure Kits sold that includes the revenue for ancillary products sold from our expanding product line. The number of active surgeons as of March 31, 2023 was 2,499, an increase of 31.5% from the prior year. We define the number of active surgeons as the number of surgeons that performed at least one procedure using the Lapiplasty System in the trailing twelve-month period. The surgeon utilization rate for the three months ended March 31, 2023 increased by 3.2% over the same period of 2022, to an average of 10.5 Lapiplasty Procedure Kits per active surgeon.

We believe that the number of Lapiplasty Procedure Kits sold, blended average revenue per Lapiplasty Procedure Kits sold, number of active surgeons using the Lapiplasty System and the surgeon utilization rate are useful indicators of our ability to drive adoption of the Lapiplasty System and generate revenue and are helpful in tracking the progress of our business. While we believe these metrics are representative of our current business, we anticipate these metrics may be substituted for additional or different metrics as our business grows.

Factors Affecting Our Business

We believe that our financial performance has been and in the foreseeable future, will continue to depend on many factors, including COVID-19 and other macro-economic conditions as described above, those described below, those referenced in the section titled “Special Note Regarding Forward-Looking Statements” and those set forth in our Annual Report in the section titled “Part I, Item 1A—Risk Factors” and in the section titled “Risk Factors” included elsewhere in this Quarterly Report.

Adoption of the Lapiplasty System

The growth of our business depends on our ability to gain broader acceptance of the Lapiplasty System by successfully marketing and distributing the Lapiplasty System and ancillary products. We currently have approval at over 2,000 facilities across the United States and plan to continue to increase access by convincing more surgeons and facility administrators that our products are alternatives to traditional products used in bunion surgical procedures. While surgeon adoption of the Lapiplasty Procedure remains critical to driving procedure growth, hospital and ambulatory surgery center facility approvals are necessary for both existing and future surgeon customers to access our products. To facilitate greater access to our products and drive future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with the Lapiplasty System, supported by our robust portfolio of clinical data. If we are unable to successfully continue to commercialize our Lapiplasty System, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt.

Investments in Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business. In sales and marketing, we are dedicating meaningful resources to expand our sales force and management team in the United States, as well as our patient focused outreach and education campaigns. We are hiring additional employee sales representatives and employee field sales management to strategically access more regions with high densities of prospective patients and by focusing the efforts of our independent sales channel on our products. In research and development, our team and our Surgeon Advisory Board are continually working on next-generation innovations of the Lapiplasty System and related products. In addition to expanding our Lapiplasty offerings with products like the Lapiplasty Mini-Incision and Micro-Lapiplasty Minimally Invasive Systems, we are continually exploring opportunities to advance our core Lapiplasty System instrumentation and implants to further improve surgical efficiency, enhance reproducibility of outcomes and speed surgical recovery for patients. In 2022, we introduced (i) the 3-n-1™ Guide, which combines three separate instruments and three procedure steps into one instrument and step, (ii) the S4A™ plating system, which features advanced 3D contours designed to accommodate variations in patient anatomy, and (iii) the SpeedRelease™ Instrument, which is a single-use instrument designed to make a challenging soft tissue release performed in the majority of Lapiplasty cases easier to perform and more reproducible for the surgeon.

We are also pursuing the development and potential commercialization, if cleared, of new products to address ancillary surgical procedures performed routinely in connection with the Lapiplasty Procedure. For example, to help address midfoot deformities that can occur in up to 30% of bunion patients, we developed and, in September 2021, announced the commercial launch of the Adductoplasty System. The Adductoplasty System brings together our implants and instrumentation to provide a comprehensive system designed for reproducible realignment, stabilization, and fusion of the midfoot and thus, provides surgeons with a precision, instrumented approach to treat both the bunion and coexisting midfoot deformities.

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

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 35% to 40% of full year revenues, and lower sales volumes in subsequent first calendar quarter. Our sales volumes in the fourth quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters also tend to be lower as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. The orthopaedic industry traditionally experiences lower sales volumes in the third quarter than throughout the rest of the year as elective procedures generally decline during the summer months. Although we follow orthopaedic industry trends generally, to date our third quarter sales volumes have not been lower than other quarters, but we may experience relatively lower sales volumes during third quarters in the future.

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

Components of Our Results of Operations

Revenue

We currently derive significant amounts of our revenue from the sale of our proprietary Lapiplasty System, and to a lesser extent from the Adductoplasty System, which we introduced in the third quarter of 2021, as well as our ancillary products. The Lapiplasty and Adductoplasty Systems are comprised of single-use implant kits and reusable instrument trays. We sell the Lapiplasty and Adductoplasty Systems to physicians, surgeons, hospitals, and ambulatory surgery centers in the United States through a network of employee sales representatives and independent sales agencies. Our primary product is the Lapiplasty System, which is an instrumented, reproducible approach to 3D bunion correction that helps patients rapidly return to weight-bearing in a post-operative boot. We also offer other advanced instrumentation and implants for use in the Lapiplasty and Adductoplasty Procedures or other ancillary procedures performed in high frequency with bunion surgery.

No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2023. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our sales territories, new accounts and trained physician base and as existing physician customers perform more Lapiplasty Procedures, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality and the macro-economic environment.

Cost of Goods Sold

Cost of goods sold consists primarily of manufacturing costs for the purchase of our Lapiplasty and Adductoplasty Systems and other products from third-party manufacturers. Direct costs from our third-party manufacturers include costs for materials plus the markup for the assembly of the components. Cost of goods sold also includes royalties, allocated overhead for indirect labor, certain direct costs such as those incurred for shipping our products and personnel costs. We expense all provisions for excess and obsolete inventories as cost of goods sold. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect our cost of goods sold to increase in absolute dollars in the foreseeable future to the extent more of our products are sold, though it may fluctuate from quarter to quarter.

Gross Profit and Gross Margin

We calculate gross profit as revenue less cost of goods sold, and gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily average selling prices, production, and ordering volumes, change in mix of customers, third-party manufacturing costs and cost-reduction strategies. We expect our gross profit to increase in the foreseeable future as our revenue grows, though our gross margin may fluctuate from quarter to quarter due to changes in average selling prices as we introduce new products, and as we adopt new manufacturing processes and technologies.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, sales commissions and share-based compensation, related to selling and marketing functions, surgical instrument expense, physician education programs, training, shipping costs related to sending products to our sales representatives, travel expenses, marketing initiatives including our direct-to-patient outreach program and advertising, market research and analysis and conferences and trade shows. We expect sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth, though it may fluctuate from quarter to quarter.

Research and Development

Research and development (“R&D”) expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, and other costs associated with products and technologies that are in development. These expenses include compensation for personnel, including salaries, bonuses, benefits and share-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation, and an allocation of facility overhead expenses. We expect R&D expenses to continue to increase in absolute dollars in the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products, though it may fluctuate from quarter to quarter due to a variety of factors, including the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

General and Administrative

General and administrative expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, and share-based compensation, related to finance, information technology ("IT"), legal and human resource functions, as well as professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses, rent expenses and allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars in the foreseeable future as we hire personnel and expand our infrastructure to drive and support the anticipated growth in our organization. Moreover, we have incurred, and expect to continue to incur, additional general and administrative expenses associated with operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations and other administrative and professional services expenses.

Interest income

Interest income consists of interest received on our money market funds and marketable securities.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount and issuance costs related to outstanding borrowings during the reported periods.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenue	$42,195	$29,047	$13,148	45.3%
Cost of goods sold	8,039	5,130	2,909	56.7%
Gross profit	34,156	23,917	10,239	42.8%
Operating expenses
Sales and marketing	33,655	22,299	11,356	50.9%
Research and development	3,412	3,052	360	11.8%
General and administrative	10,865	6,662	4,203	63.1%
Total operating expenses	47,932	32,013	15,919	49.7%
Loss from operations	(13,776)	(8,096)	(5,680)	70.2%
Interest income	1,479	9	1,470	*
Interest expense	(1,285)	(951)	(334)	35.1%
Other income, net	128	2	126	*
Other non-operating income (expense), net	322	(940)	1,262	(134.3)%
Net loss	$(13,454)	$(9,036)	$(4,418)	48.9%

Comparison of the three months ended March 31, 2023 and 2022

Revenue. Revenue increased by $13.1 million, or 45.3%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in the number of Lapiplasty Procedure Kits sold was 28% and 51% for the three months ended March 31, 2023 and 2022, respectively. The increase in the volume of Lapiplasty Procedure Kits sold resulted in 52% and 79% of the revenue growth from the three months ended March 31, 2023 and 2022, respectively, as compared to the same period in 2022 and 2021, respectively. In the three months ended March 31, 2023, the remaining revenue growth was primarily a result of increased adoption of our newer technologies and selling more ancillary products used in bunion cases resulting in a 13% increase in average blended revenue per case compared to the prior year.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $2.9 million, or 56.7%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in cost of goods sold was primarily due to a $1.7 million increase in direct costs of goods sold and a $0.2 million increase in royalty expense resulting from increased sales, a $0.7 million increase in overhead expenses resulting from increased headcount and a $0.2 million increase in reserves for inventory provision and obsolescence. During the three months ended March 31, 2023, gross profit increased by $10.2 million, or 42.8%, as compared to the same period in 2022, due to increased sales. Gross profit margin for the three months ended March 31, 2023 decreased from 82.3% to 80.9%, as compared to the same period of 2022, primarily due to an increase in payroll costs and an increase in inventory and obsolescence provisions, partially offset by lower royalty rates on newer products.

Sales and Marketing Expenses. Sales and marketing expenses increased by $11.4 million, or 50.9%, for the three months ended March 31, 2023 as compared to the same period in 2022. Sales and marketing expenses increased as a result of an increase of $4.8 million in payroll and related expenses from increased headcount of sales personnel, an increase of $3.8 million primarily for higher commissions from increased sales by our employee sales representatives and independent sales agencies, an increase of $2.0 million in advertising and marketing-related expenses primarily due to higher advertising spending for direct to consumer campaigns and sales meeting costs, an increase of $0.4 million in surgical instrument expense of surgical instruments and an increase of $0.6 million in health care professional training and clinical-related expenses.

Research and Development Expenses. R&D expenses increased by $0.4 million, or 11.8%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in R&D expenses was primarily due to an increase of $0.1 million in clinical expenses resulting primarily from increased purchases of materials used in our prototypes and a $0.1 million increase in general business expenses.

General and Administrative Expenses. General and administrative expenses increased by $4.2 million, or 63.1%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to an increase of $2.3 million in payroll and related costs as we increased headcount to support our growing business, an increase of $0.7 million in rent expense and occupancy costs related to moving into our new headquarters in the third quarter of 2022 and an increase of $1.6 million in professional services primarily related to an increase of $1.8 million in legal expenses, slightly offset by a decrease in other professional services.

Interest income. Interest income increased by $1.5 million, for the three months ended March 31, 2023 as compared to the same period of 2022. The increase in interest income was due to higher cash balances invested in marketable securities during the first quarter of 2023 due to our equity offering and higher interest rates in the three months ended March 31, 2023, as compared to the same period of 2022.

Interest Expense. Interest expense increased by $0.3 million, or 35.1%, for the three months ended March 31, 2023 as compared to the same period of 2022. The increase in interest expense was due to higher debt balances as a result of the debt refinancing in the second quarter of 2022 slightly offset by lower interest rates on our outstanding debt in the three months ended March 31, 2023, as compared to the same period of 2022.

Liquidity and Capital Resources

Overview

Before our IPO, our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. In April 2021, we received net proceeds of $107.6 million from our IPO. In April 2022, we entered a new five-year $150.0 million loan arrangement, consisting of up to $120.0 million in term loans and up to $30.0 million in a revolving loan facility with entities affiliated with MidCap. On the closing date in April 2022, we borrowed $50.0 million under the term loan and $4.0 million under the revolving loan facility. The term loan proceeds were partly used to repay our term loan obligation with CRG and an early termination fee to SVB amounting to $34.1 million, including principal of $30.0 million, interest of $0.4 million and fees of $3.7 million. There was no outstanding principal at termination of the SVB revolving loan facility. On February 10, 2023, we completed a follow-on public offering of 5,476,190 shares of our common stock, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $21.00 per share. This offering resulted in net proceeds of $107.5 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of $0.6 million.

As of March 31, 2023, we had cash and cash equivalents of $29.6 million and marketable securities of $141.0 million available for sale, an accumulated deficit of $98.2 million and $54.0 million principal outstanding under the term and revolving loans with MidCap. We believe that our existing cash and cash equivalents, marketable securities and available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the issuance of our condensed financial statements. We may be required or decide to raise additional financing to support further growth of our operations.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of manufacturing our Lapiplasty and Adductoplasty Systems and ancillary products, as well as our sales and marketing and R&D expenses and related personnel costs. We expect our sales and marketing expenses to increase for the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth. We also expect R&D expenses to increase for the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and related products. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as a result of operating as a public company. From time to time, we may also consider additional investments in technologies, assets, and businesses to expand or enhance our product offerings. The timing and amount of our operating expenditures will depend on many factors, including:

•
the scope and timing of our investment in our commercial infrastructure and sales force;
•
the costs of our ongoing commercialization activities including product sales, marketing, manufacturing, and distribution;
•
the scope of our marketing efforts, including the degree to which we utilize direct to consumer campaigns;
•
the degree and rate of market acceptance of the Lapiplasty and Adductoplasty Systems and our ancillary products;
•
the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights, including enforcing our intellectual property rights against infringing products or technologies or enforcing contractual rights against parties breaching agreements with us;
•
our need to implement additional infrastructure and internal systems;
•
the research and development activities we intend to undertake in order to improve the Lapiplasty System and to develop or acquire additional products;
•
the investments we make in acquiring other technologies, assets, or businesses to expand our product portfolio;
•
the success or emergence of new competing technologies or other adverse market developments;
•
any product liability or other lawsuits related to our products;
•
the expenses needed to attract and retain skilled personnel;

•
the costs associated with being a public company;
•
the impact of the COVID-19 pandemic, hospital staffing shortages, delays of elective procedures; and
•
inflation, interest rate changes, banking sector instability, and other general economic conditions on our operations and business.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong or that may change in the future, and we could utilize our available capital resources sooner than we expect. We may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts, sales and marketing initiatives, or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(17,259)	$(7,241)
Investing activities	(80,480)	(1,481)
Financing activities	107,879	1,372
Net increase (decrease) in cash and cash equivalents	$10,140	$(7,350)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $17.3 million, consisting primarily of a net loss of $13.5 million, adjusted for non-cash charges of $4.0 million and an increase in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $2.7 million, depreciation and amortization expense of $0.9 million and non-cash lease expense of $0.6 million. The increase in net operating assets was primarily due to a decrease in accounts payable and accrued liabilities of $7.7 million during the first quarter due to timing of payments, an increase of $3.2 million in inventories for added safety stock to meet demand for new products and to avoid potential supply chain issues and a $1.0 million increase in prepaid expenses and other current assets, which were partially offset by a $3.8 million decrease in accounts receivable from collections of higher sales in the fourth quarter of 2022.

Net cash used in operating activities for the three months ended March 31, 2022 was $7.2 million, consisting primarily of a net loss of $9.0 million, which was partially offset by non-cash charges of $1.8 million. The non-cash charges primarily consisted of depreciation and amortization expense of $0.3 million and share-based compensation of $1.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $80.5 million for the three months ended March 31, 2023, consisting primarily of $99.6 million in purchases of marketable securities available for sale and $1.5 million in purchases of property and equipment, partially offset by $20.5 million in maturities of marketable securities available for sale. The purchases of marketable securities were the result of cash invested from our public offering of common stock during the three months ended March 31, 2023. The purchases in property and equipment were $0.6 million in capitalized surgical instruments for our reusable instrument trays and $0.9 for new equipment purchased to support the growth of our business.

Net cash used in investing activities was $1.5 million for the three months ended March 31, 2022, consisting primarily of purchases of capitalized surgical instruments for our reusable instrument trays.

Net Cash Provided by Financing Activities

Net cash provided in financing activities was $107.9 million for the three months ended March 31, 2023, consisting primarily of $107.5 million of net cash proceeds from our public offering of common stock and $0.4 million from exercise of stock options.

Net cash provided in financing activities was $1.4 million for the three months ended March 31, 2022, consisting primarily of proceeds from exercise of stock options.

Surgeon Advisory Board Royalty Agreements

We recognized royalty expense of $1.6 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the aggregate royalty rate was 3.9% and 4.8%, respectively. Each of the royalty agreements with our surgeon advisory board members prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our real estate leases located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our new corporate headquarters location. Lease payments comprise the base rent stated in the lease plus operating costs which include taxes, insurance, and common area maintenance. The remaining lease obligation was $25.4 million under these leases as of March 31, 2023.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report. There had been no material changes to these accounting policies during the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements

Refer to Note 3, “Recent Accounting Pronouncements”, to our condensed financial statements included elsewhere in this Quarterly Report for accounting pronouncements adopted as of this Quarterly Report. There have been no newly issued accounting pronouncements impacting the Company's unaudited interim financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023, except for the following:

We could incur losses from our cash accounts if one of the financial institutions that we use fails or is taken over by the U.S. Federal Deposit Insurance Corporation (“FDIC”) or from our marketable securities if the issuer of those securities were to default on their obligations.

We maintain deposit and investment accounts at multiple financial institutions in amounts that are significantly in excess of the limits insured by the FDIC. If one or more of the institutions with which we maintain accounts were to fail or be taken over by the FDIC, such as the recent take-over of Silicon Valley Bank where we held some of our accounts prior to such bank’s failure, our ability to access such accounts might be temporarily or permanently limited. While we take steps to ensure the loss of all or a significant portion of any uninsured amount would not have an adverse effect on our ability to pay our operational expenses or make other payments, the failure of a financial institution where we hold any amount of money may require us to move funds to another bank, which could cause a temporary delay in making payments to our suppliers and employees, or under other contractual arrangements, and cause other operational inconveniences. Additionally, any losses or delay in access to funds as a result of such events could have a material adverse effect on our ability to meet contractual obligations, and our financial condition, cash flows and stock price. We also hold short-term high credit quality investments that are managed in accordance with our investment policy with credit exposure across many investment types and industries with both fixed and variable interest rates. Issuers of these securities that we own may default on principal and interest or we could need to sell investments resulting in losses, each of which could impact our cash flows and financial condition. Furthermore, the cash flows, operations and financial condition of our suppliers and customers may be adversely affected by financial institution instability or failures, which would in turn harm our business and financial performance.

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

†

The certifications attached as Exhibit 32.1 and 32.2 to this Quarterly Report are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Treace Medical Concepts, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treace Medical Concepts, Inc.

Date: May 9, 2023	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)