Form 10-Q
period 2023-09-30
TREACE MEDICAL CONCEPTS, INC.
filed 2023-11-09
CIK 1630627

“333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2023, 61,675,861 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

Table of Contents

Part I: Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless expressly indicated or the context otherwise requires, references to “Treace Medical Concepts,” “we,” “us,” “our,” or “the Company,” refer to Treace Medical Concepts, Inc. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

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
•
the impact of geopolitical tensions and international conflicts on the economy and our business;
•
developments and projections relating to our competitors or our industry;
•
our plans to conduct further clinical studies;
•
the impact of failures, defaults or instability of financial institutions where we have cash accounts; and
•
the effect of the COVID-19 pandemic or another infectious disease outbreak and its impact or potential impact on our business.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in our Annual Report on Form 10-K under “Part I, Item 1A-Risk Factors”, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 in the section titled "Part II, Item 1A-Risk Factors," and in the section titled "Risk Factors" included elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$7,278	$19,473
Marketable securities, short-term	114,885	61,779
Accounts receivable, net of allowance for doubtful accounts of $639 and $735 as of September 30, 2023 and December 31, 2022, respectively	24,996	29,196
Inventories	29,312	19,330
Prepaid expenses and other current assets	10,671	3,624
Total current assets	187,142	133,402
Property and equipment, net	21,536	15,338
Intangible assets, net of accumulated amortization of $238 and $0 as of September 30, 2023 and December 31, 2022, respectively	9,262	—
Goodwill	12,815	—
Operating lease right-of-use assets	9,459	10,138
Other non-current assets	146	146
Total assets	$240,360	$159,024
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,680	$8,668
Accrued liabilities	8,936	6,216
Accrued commissions	5,278	7,356
Accrued compensation	5,070	7,666
Other liabilities	5,190	339
Total current liabilities	33,154	30,245
Long-term debt, net of discount of $1,066 and $1,289 as of September 30, 2023 and December 31, 2022, respectively	52,934	52,711
Operating lease liabilities, net of current portion	16,375	15,539
Other long-term liabilities	37	—
Total liabilities	102,500	98,495
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 61,606,926 issued and outstanding as of September 30, 2023; 300,000,000 shares authorized; 55,628,208 issued and outstanding as of December 31, 2022	62	55
Additional paid-in capital	265,912	145,221
Accumulated deficit	(127,966)	(84,720)
Accumulated other comprehensive (loss) income	(148)	(27)
Total stockholders’ equity	137,860	60,529
Total liabilities and stockholders’ equity	$240,360	$159,024

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$40,758	$33,055	$124,906	$92,069
Cost of goods sold	7,998	6,090	$23,712	$16,511
Gross profit	32,760	26,965	101,194	75,558
Operating expenses
Sales and marketing	33,542	25,568	100,970	74,477
Research and development	4,350	3,799	11,288	9,835
General and administrative	12,686	8,916	33,582	22,593
Total operating expenses	50,578	38,283	145,840	106,905
Loss from operations	(17,818)	(11,318)	(44,646)	(31,347)
Interest income	1,570	420	5,017	560
Interest expense	(1,296)	(1,190)	(3,863)	(3,087)
Debt extinguishment loss	—	—	—	(4,483)
Other income, net	23	(45)	246	(46)
Other non-operating income (expense), net	297	(815)	1,400	(7,056)
Net loss	$(17,521)	$(12,133)	$(43,246)	$(38,403)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	71	—	(121)	—
Comprehensive loss	$(17,450)	$(12,133)	$(43,367)	$(38,403)

Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.22)	$(0.71)	$(0.70)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,562,494	55,429,211	60,566,655	55,190,587

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2022	55,628,208	$55	$145,221	$(84,720)	$(27)	$60,529
Issuance of common stock upon exercise of stock options	125,890	—	352	—	—	352
Issuance of common stock for vesting of restricted stock units	50,415	—	—	—	—	—
Share-based compensation expense	—	—	2,692	—	—	2,692
Issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	5,476,190	6	107,521	—	—	107,527
Net loss	—	—	—	(13,454)	—	(13,454)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(29)	(29)
Balances at March 31, 2023	61,280,703	$61	$255,786	$(98,174)	$(56)	$157,617
Issuance of common stock upon exercise of stock options	205,244	1	1,179	—	—	1,180
Issuance of common stock for vesting of restricted stock units	42,462	—	—	—	—	—
Share-based compensation expense	—	—	3,596	—	—	3,596
Net loss	—	—	—	(12,271)	—	(12,271)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(163)	(163)
Balances at June 30, 2023	61,528,409	$62	$260,561	$(110,445)	$(219)	$149,959
Issuance of common stock upon exercise of stock options	46,001	—	159	—	—	159
Issuance of common stock for vesting of restricted stock units	32,516	—	—	—	—	—
Share-based compensation expense	—	—	5,192	—	—	5,192
Net loss	—	—	—	(17,521)	—	(17,521)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	71	71
Balances at September 30, 2023	61,606,926	$62	$265,912	$(127,966)	$(148)	$137,860

Balances at December 31, 2021	54,181,082	$45	$134,933	$(41,905)	$—	$93,073
Issuance of common stock upon exercise of stock options	1,097,860	1	1,371	—	—	1,372
Share-based compensation expense	—	—	1,409	—	—	1,409
Net loss	—	—	—	(9,036)	—	(9,036)
Balances at March 31, 2022	55,278,942	$46	$137,713	$(50,941)	$—	$86,818
Issuance of common stock upon exercise of stock options	112,367	—	165	—	—	165
Share-based compensation expense	—	—	1,963	—	—	1,963
Net loss	—	—	—	(17,234)	—	(17,234)
Balances at June 30, 2022	55,391,309	$46	$139,841	$(68,175)	$—	$71,712
Issuance of common stock upon exercise of stock options	107,933	—	353	—	—	353
Share-based compensation expense	—	—	2,269	—	—	2,269
Net loss	—	—	—	(12,133)	—	(12,133)
Balances at September 30, 2022	55,499,242	$46	$142,463	$(80,308)	$—	$62,201

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(43,246)	$(38,403)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	3,583	1,216
(Recovery) provision for allowance for doubtful accounts	79	(38)
Share-based compensation expense	11,480	5,641
Non-cash lease expense	1,868	2,010
Amortization of debt issuance costs	223	169
Recovery of inventory obsolescence	—	(206)
Gain on fair value adjustment to derivative liability	—	(173)
Debt extinguishment loss	—	4,483
Accretion (amortization) of discount (premium) on marketable securities, net	(1,031)	—
Other, net	164	25
Net changes in operating assets and liabilities, net of acquisitions:
Accounts Receivable	4,121	58
Inventory	(9,915)	(6,027)
Prepaid expenses and other assets	(1,028)	(1,058)
Other non-current assets	—	(146)
Other liabilities	497	3,112
Accounts payable	12	3,825
Accrued liabilities	(1,954)	222
Other, net	40	—
Net cash used in operating activities	(35,107)	(25,290)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(140,075)	—
Sales and maturities of available-for-sale marketable securities	82,979	—
Purchases of property and equipment	(9,210)	(12,506)
Acquisition, net of cash acquired	(20,000)	—
Net cash used in investing activities	(86,306)	(12,506)

Cash flows from financing activities
Proceeds from interest bearing term debt	—	49,651
Proceeds from interest bearing revolving debt	—	3,850
Debt issuance costs	—	(989)
Repayment of term loan	—	(33,893)
Proceeds from issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	107,527	—
Proceeds from exercise of employee stock options	1,691	1,890
Net cash provided by financing activities	109,218	20,509
Net decrease in cash and cash equivalents	(12,195)	(17,287)
Cash and cash equivalents at beginning of period	19,473	105,833
Cash and cash equivalents at end of period	$7,278	$88,546

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,863	$3,087
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$—	$15,300
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$(22)	$—
Noncash investing activities:
Unrealized losses on marketable securities	$121	$—
Unsettled marketable security purchase and payable to broker	$(1,100)	$—
Unsettled matured marketable security and receivable from broker	$6,000	$—

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

Liquidity and Capital Resources

The Company has incurred operating losses to date and has an accumulated deficit of $128.0 million as of September 30, 2023. During the nine months ended September 30, 2023 and 2022, the Company used $35.1 million and $25.3 million of cash in its operating activities, respectively. As of September 30, 2023, the Company had cash and cash equivalents of $7.3 million and marketable securities available-for-sale of $114.9 million.

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

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 8, 2023, with the exception of the reclassification as discussed below. The unaudited condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2023.

An adjustment has been made to the Statement of Operations for the three months and nine months ended September 30, 2022 for $0.5 million and $1.3 million, respectively to reclassify surgical instrument expense from cost of goods sold to sales and marketing expense, to conform with the current year's presentation. This reclassification had no effect on the Company's net loss.

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

Significant estimates and assumptions include valuation of goodwill and intangible assets, contingent earn-out liabilities, reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, stock-based compensation, deferred tax assets and related valuation allowances and impact of contingencies. The Company had no accrued contingent liabilities as of September 30, 2023 and December 31, 2022.

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

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies that may include the income approach, the cost approach, or the market approach. Significant assumptions used in those methodologies include the timing and amounts of cash flow projections, including revenue growth rates, obsolescence rates, margins, royalty rates, counterparty risk rates, and other discount rates.

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

The Company reviews the probabilities of achievement of the earnout milestones to determine the impact on the fair value of the contingent consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in its forecasts. The estimated fair value of the contingent consideration liability will increase or decrease, up to the contractual limit, as applicable. Changes in the estimated fair value of the contingent consideration are recorded in operating expenses in the Statement of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of the Company's contingent consideration may materially impact or cause volatility in its operating results.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's available-for-sale securities portfolio primarily consists of U.S. treasury and agency securities, money market funds, commercial paper, Yankee CDs, high credit quality asset-backed securities and corporate debt securities. The Company's investment policy requires its available-for-sale securities to meet certain criteria including investment type, credit ratings, and a maximum portfolio duration of one year. If any of the financial institutions where the Company holds deposits were to fail or be taken over by the FDIC, its access to these accounts could be temporarily unavailable or permanently lost for the amounts in excess of the FDIC insured limits. The Company did not have material cash deposits in excess of the FDIC insured limits at September 30, 2023.

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company’s accounts receivable is derived from revenue earned from customers. On September 30, 2023 and December 31, 2022, no customer accounted for more than 10% of accounts receivable. For the nine months ended September 30, 2023 and 2022, there were no customers that represented 10% or more of revenue.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$2,738	$—	$—	$2,738
Short-term marketable securities at fair value
U.S. treasury and government agencies	23,892	20,833	—	44,725
Commercial paper	—	2,846	—	2,846
Corporate debt	—	27,479	—	27,479
Asset-backed securities	—	29,141	—	29,141
Yankee CD	—	10,694	—	10,694
Total assets	$26,630	$90,993	$—	$117,623

Liabilities:
Contingent consideration	$—	$—	$2,901	$2,901
Total liabilities	$—	$—	$2,901	$2,901

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$13,141	$—	$—	$13,141
Commercial paper	—	323	—	323
Corporate debt	—	2,197	—	2,197
Yankee CD	—	550	—	550
Short-term marketable securities at fair value
U.S. treasury and government agencies	12,873	3,570	—	16,443
Corporate debt	—	23,372	—	23,372
Asset-backed securities	—	13,896	—	13,896
Yankee CD	—	8,068	—	8,068
Total assets	$26,014	$51,976	$—	$77,990

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

The Company's available-for-sale securities portfolio consists of investments in U.S. treasury and government agency securities, commercial paper, corporate debt securities, asset-backed securities, and Yankee CDs. Yankee CDs are certificates of deposit issued in the United States by a branch of a foreign bank and are denominated in U.S. dollars. The fair value of Level 1 securities is determined on trade prices in active markets for identical assets. The fair value of Level 2 securities is determined using valuation models using inputs that are observable either directly or indirectly, such as quoted prices for similar assets, interest rates, yield curves, credit spreads, default rates, loss severity, broker quotes, as well as other relevant economic measures. The Level 3 contingent consideration was recorded at fair value on the date of the acquisition and thereafter based on the consideration expected to be transferred on the projected payment date estimated as the probability weighted future cash flows, discounted back to the present value. This calculation uses unobservable inputs that reflect the Company's own assumptions as to the ability of the acquired business to meet the targeted benchmarks and the discount rate used in the determination of fair value.

The following table sets forth a summary of the changes in fair value of the Company's Level 3 financial instruments (in thousands):

Fair value as of December 31, 2022	$-
Contingent consideration from acquisition of RPM-3D	2,814
Change in fair value	87
Fair value as of September 30, 2023	$2,901

Contingent consideration is included in Other liabilities on the Condensed Balance Sheets. As of September 30, 2023, the entire balance is classified as current due to the timing of the expected payment. The change in fair value for the contingent consideration related to the technology advancements milestone payment is classified as research and development expense within the Condensed Statements of Operations and Comprehensive Loss. We made no cash payments for contingent consideration during the nine months ended September 30, 2023.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022.

5. Business Combination

On June 12, 2023 (the "closing date"), the Company acquired certain assets of MIOS Marketing, LLC d/b/a RedPoint Medical3D (“RPM-3D”), a medical technology company offering pre-operative planning and patient-specific guides designed to deliver accurate surgical correction of deformities tailored to the patient’s unique foot anatomy. RPM-3D’s 22 patent applications further expand and reinforce the Company's global intellectual property portfolio covering technologies for the correction of bunion and related deformities.

The Company paid $20.0 million in exchange for certain assets used in providing pre-operative planning and patient-specific guides for the surgical correction of foot and ankle deformities. The Company is obligated to make additional payments of up to $10.0 million in cash upon completion of certain milestones as follows: $3.5 million upon completion of certain transition services at 12 months from the closing date, $3.5 million upon completion of certain technological advancement milestones within 12 months of the closing date, and, subject to prior completion of the transition services and the technological advancement milestones, up to $3.0 million upon the issuance of certain patent claims. Payments made for the transition services and patent claims require satisfaction of the milestone, as well as the continued service of key individuals and are expensed over the service period of 12 months following the closing date. The milestone payment for technological advancements does not require continued service and is recorded as contingent consideration at fair value in other liabilities at September 30, 2023.

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

Identified intangible assets consist of developed technology. The fair value was determined with the assistance of an external valuation specialist using an income approach, in accordance with ASC Topic 805 - Business Combinations. The developed technology is a finite lived intangible asset with a useful life of ten years that is amortized on straight-line basis. There were no other material intangibles from the RPM-3D acquisition. The intangible amortization for the three months ended September 30, 2023 and 2022 was $0.2 million and $0, respectively. The amortization for the nine months ended September 30, 2023 and 2022 was $0.2 million and $0, respectively.

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

There is no supplemental proforma presentation of operating results of the acquisition of the RPM-3D assets due to the immaterial impact on the Company's operations for the three and nine months ended September 30, 2023 and 2022.

No impairment charges were recorded in any of the periods presented.

6. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Cash	$4,540	$3,262
Cash equivalents:
Money market funds	2,738	13,141
Commercial paper	—	323
Corporate debt	—	2,197
Yankee CD	—	550
Total cash and cash equivalents	$7,278	$19,473

There were no changes to cash pledged to SVB for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, $0.9 million of pledged cash was released by SVB.

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$44,811	$—	$(86)	$44,725
Commercial paper	2,851	—	(5)	2,846
Corporate debt	27,484	18	(23)	27,479
Asset-backed securities	29,188	12	(59)	29,141
Yankee CD	10,699	1	(6)	10,694
Total marketable securities - short-term	$115,033	$31	$(179)	$114,885

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$16,472	$11	$(40)	$16,443
Corporate debt	23,376	31	(35)	23,372
Asset-backed securities	13,892	27	(23)	13,896
Yankee CD	8,066	10	(8)	8,068
Total marketable securities - short-term	$61,806	$79	$(106)	$61,779

As of September 30, 2023, there were no available-for-sale securities with unrealized losses greater than 12 months. There was not an allowance for credit losses required as of September 30, 2023 and December 31, 2022.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Furniture and fixtures, and equipment	$2,467	$1,577
Construction in progress	649	705
Machinery and equipment	2,392	928
Capitalized surgical equipment	12,867	9,248
Computer equipment	928	571
Leasehold improvements	9,325	6,434
Software	138	138
Total property and equipment	28,766	19,601
Less: accumulated depreciation and amortization	(7,230)	(4,263)
Property and equipment, net	$21,536	$15,338

Depreciation and amortization expense on property and equipment was $1.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense on property and equipment was $3.4 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued royalties expense	$1,683	$2,299
Accrued interest	398	412
Accrued professional services	899	1,727
Accrued compensation expense for RPM-3D earn-out	1,828	—
Other accrued expense	4,128	1,778
Total accrued liabilities	$8,936	$6,216

Other liabilities

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Current portion of operating lease liabilities	$1,178	$339
Contingent consideration	2,901	—
Payable to broker	1,100	—
Other	11	—
Total other liabilities	$5,190	$339

7. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Revolving line of credit
MidCap revolving loan facility	$4,000	$4,000
Term loans
MidCap term loan facility	50,000	50,000
Total term and revolving loans	54,000	54,000
Less: debt discount and issuance costs	(1,066)	(1,289)
Total long-term debt, net	$52,934	$52,711

As of September 30, 2023, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2023	$—
2024	—
2025	—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(1,066)
Total long-term debt, net	$52,934

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust (“MidCap”), providing up to $120.0 million in a term loan facility and a $30.0 million revolving loan facility.

The term loan facility provides for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At loan closing, the Company drew $50.0 million under tranche one. The remaining tranches provide up to an additional $70.0 million in borrowing capacity in the aggregate, subject to the achievement of certain revenue targets for the third and fourth tranches.

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. On September 30, 2023, the borrowing base allows a total of $21.3 million available to the Company under the revolving loan facility. The balance drawn as of September 30, 2023 is $4.0 million under the revolving loan facility. The Company may request an increase in the revolving loan facility up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility (“Lockbox Deductions”). As of September 30, 2023, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan agreement and the revolving loan facility are accruing interest as of September 30, 2023 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company’s election to extend the initial interest-only period by 12 months to 60 months total if the Company’s trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by substantially all of the Company’s assets, including intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant on September 30, 2023.

8. Commitments and Contingencies

License and Royalty Commitments

As of September 30, 2023 and December 31, 2022, the Company has royalty agreements with certain members of its surgeon advisory board. The Company recognized royalty expense under these agreements of $1.5 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and $4.7 million and $4.3 million for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, the aggregate royalty rates were 3.8% and 4.8%, respectively. For the nine months ended September 30, 2023 and 2022, the aggregate royalty rates were 3.8% and 4.7%, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued contingent liabilities as of September 30, 2023 and December 31, 2022.

9. Stockholders’ Equity

Stock Options

During the nine months ended September 30, 2023 and 2022, the Company granted stock options to employees to purchase an aggregate of 877,910 and 1,237,675 shares of the Company’s common stock, respectively. The weighted-average grant-date fair value of the employee stock options granted during the nine months ended September 30, 2023 and 2022 was $10.42 and $7.32 per share, respectively.

Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, the Company granted 870,326 and 499,244 restricted stock units (“RSUs”), respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2023 and 2022 was $22.84 and $18.46, respectively.

Performance Share Units

The Company granted performance-based restricted stock unit awards in the third quarter of 2023 subject to market and service vesting conditions to certain executives under the Company's 2021 Incentive Award Plan. The actual number of performance share units ("PSUs") that will vest at the end of the measurement period is determined based on the Company's total shareholder return ("TSR") ranking relative to the TSR of a published index of the Company's peers. The measurement period is two years. The grant date value of each target PSU award was determined using a Monte Carlo valuation model. If the service vesting conditions are met, the actual number of PSUs earned may vary from zero, if performance thresholds are not met, to as much as 250% of target PSUs.

During the nine months ended September 30, 2023 the Company granted 509,600 target PSUs. The weighted average grant-date fair value of the PSUs granted during the nine months ended September 30, 2023 was $30.90.

The table below summarizes the assumptions used to estimate the grant date fair value of the PSUs granted:

Nine Months Ended September 30,
2023
Weighted average expected volatility of common stock	61.12%
Expected volatility of peer index	21.61% to 95.93%
Correlation coefficient of peer index	0.08 to 1
Weighted average risk-free interest rate	4.76%
Dividend yield	0%

As of September 30, 2023, unrecognized compensation expense for PSUs was $13.0 million; the expense is expected to be recognized over the weighted-average period of 1.8 years.

Share-Based Compensation Expense

Share-based compensation expense is reflected in operating expenses in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$63	$—	$192	$—
Sales and marketing expense	1,202	809	3,087	2,030
Research and development expense	642	174	1,274	500
General and administrative expense	3,285	1,286	6,927	3,111
Total	$5,192	$2,269	$11,480	$5,641

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2023 and 2022, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(17,521)	$(12,133)	$(43,246)	$(38,403)
Denominator
Weighted-average common stock outstanding, basic and diluted	61,562,494	55,429,211	60,566,655	55,190,587
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.22)	$(0.71)	$(0.70)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	September 30,	December 31,
	2023	2022
Common stock options issued and outstanding	7,542,275	7,150,755
Unvested full value awards	1,250,478	595,048
Total	8,792,753	7,745,803

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this "Quarterly Report") and our audited financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2023 (our “Annual Report”). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report under “Part I, Item 1A—Risk Factors,” our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 under "Part II, Item 1A—Risk Factors" and in the section titled “Risk Factors” included elsewhere in this Quarterly Report. Please also see the section of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements.”

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

We were formed in 2013 and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 80,000 Lapiplasty Procedure Kits in the United States. We market and sell our Lapiplasty Systems to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System through a combination of a direct employee sales force and independent sales agencies across 228 territories in the United States. As of September 30, 2023, we had 204 direct sales representatives and 24 independent sales agencies. In the three months ended September 30, 2023, employee sales representatives generated approximately 81% of revenues while approximately 19% of revenues came through independent sales agencies.

On February 10, 2023, we completed a follow-on public offering of 5,476,190 shares of our common stock, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $21.00 per share. This offering resulted in net proceeds of $107.5 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of $0.6 million, adding additional funds to our liquidity. As of September 30, 2023, we had cash and cash equivalents of $7.3 million and marketable securities available-for-sale of $114.9 million to fund operations, an accumulated deficit of $128.0 million, and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

On June 12, 2023, we acquired certain assets of RPM-3D used in providing pre-operative planning and patient-specific guides for the surgical correction of foot and ankle deformities for $20.0 million in cash. In addition, we are obligated to pay additional amounts of up to $10.0 million in cash upon completion of certain milestones. This acquisition adds FDA-cleared patient specific instrumentation ("PSI") technologies and capabilities to our portfolio, building upon our pioneering 3D bunion correction and related midfoot solutions, as well as 22 additional patent applications that further expand and reinforce our global intellectual property portfolio covering technologies for the correction of bunion and related deformities.

Economic Environment

There is continuing uncertainty in the macro-economic environment. Inflationary pressures, rising interest rates, recession fears and reduced consumer confidence and ongoing supply chain challenges have resulted, and may continue to result, in higher costs and longer lead times from suppliers and potentially reduced demand for our Lapiplasty Procedure Kits. General economic conditions may also negatively impact demand for elective surgeries. While we continuously work with suppliers to mitigate higher costs and longer lead times and continue to invest in our direct sales channel, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue for the foreseeable future, which likely will impact our results of operations.

Key Business Metrics

We regularly review a number of operating and financial metrics, including the number of Lapiplasty Procedure Kits sold, blended average revenue per Lapiplasty Procedure Kits sold, the number of active surgeons using the Lapiplasty System and the surgeon utilization rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans and make strategic decisions. The number of Lapiplasty Procedure Kits sold during the three months ended September 30, 2023, increased by 754 or 13% over the same period in 2022. The blended average sales price per Lapiplasty Procedure Kits sold was $6,311 during the three months ended September 30, 2023, a 9% increase over the same period in 2022. We define the blended average sales price as revenue divided by Lapiplasty Procedure Kits sold that includes the revenue for ancillary products sold from our expanding product line. The number of active surgeons as of September 30, 2023, was 2,691, an increase of 21.3% from the prior year. We define the number of active surgeons as the number of surgeons that performed at least one procedure using the Lapiplasty System in the trailing twelve-month period. The surgeon utilization rate for the nine months ended September 30, 2023, increased by 4.3% over the same period in 2022, to an average of 10.6 Lapiplasty Procedure Kits per active surgeon.

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

Adoption of the Lapiplasty System

The growth of our business depends on our ability to gain broader acceptance of the Lapiplasty System by successfully marketing and distributing the Lapiplasty System and ancillary products. We currently have approval at over 2,100 facilities across the United States and plan to continue to increase access by convincing more surgeons and facility administrators that our products are alternatives to traditional products used in bunion surgical procedures. While surgeon adoption of the Lapiplasty Procedure remains critical to supporting procedure growth, hospital and ambulatory surgery center facility approvals are necessary for both existing and future surgeon customers to access our products. To facilitate greater access to our products and drive future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with the Lapiplasty System, supported by our robust portfolio of clinical data. If we are unable to successfully continue to commercialize our Lapiplasty System, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through the use of our cash and cash equivalents, and marketable securities. We may also raise funds by incurring debt and through offerings of our capital stock.

Investments in Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business. In sales and marketing, we are dedicating meaningful resources to expand our sales force and management team in the United States, as well as our patient focused outreach and education campaigns. We have hired over 250 employee sales representatives and employee field sales management strategically accessing more regions with high densities of prospective patients, and we are continuing to expand our sales team and its market coverage. In research and development, our team and our Surgeon Advisory Board are continually working on next-generation innovations of the Lapiplasty System and related products. In addition to expanding our Lapiplasty offerings with products like the Lapiplasty Mini-Incision and Micro-Lapiplasty Minimally Invasive Systems, we are continually exploring opportunities to advance our core Lapiplasty System instrumentation and implants to further improve surgical efficiency, enhance reproducibility of outcomes and speed surgical recovery for patients. In 2022, we introduced (i) the 3-n-1™ Guide, which combines three separate instruments and three procedure steps into one instrument and step, (ii) the S4A™ plating system, which features advanced 3D contours designed to accommodate variations in patient anatomy, and (iii) the SpeedRelease™ Instrument, which is a single-use instrument designed to make a challenging soft tissue release performed in the majority of Lapiplasty cases easier to perform and more reproducible for the surgeon. In June 2023, we acquired the assets of RPM-3D, which, using patient CT scan data, applies software technologies to develop a three-dimensional pre-operative plan for correcting the patient’s deformity and produces a 3D-printed, patient-specific cut guide designed to deliver accurate surgical correction of deformities customized to the patient’s unique foot anatomy. We plan to integrate RPM-3D software and systems with our instrumentation and implant systems for bunion and midfoot surgeries in 2023, with commercial introduction of patient-specific products expected in the second half of 2024. In September 2023, we began the market release of (1) SpeedPlate™ fixation platform, (2) a new Hammertoe PEEK Fixation System designed to address hammertoe, claw toe and mallet toe deformities, which often present concomitantly with bunions, and (3) LapiTome™ and RazorTome™ Osteotomes, which are two new sterile, single-use instruments that are designed to facilitate more efficient removal and release of bone slices and soft tissues in Lapiplasty and Adductoplasty cases.

We are also pursuing the development and potential commercialization, if regulatory clearance is achieved, of new products to address ancillary surgical procedures performed routinely in connection with the Lapiplasty Procedure. For example, to help address midfoot deformities that can occur in up to 30% of bunion patients, we developed and, in September 2021, announced the commercial launch of the Adductoplasty System. The Adductoplasty System brings together our implants and instrumentation to provide a comprehensive system designed for reproducible realignment, stabilization, and fusion of the midfoot and thus, provides surgeons with a precision, instrumented approach to treat both the bunion and coexisting midfoot deformities.

Moreover, in our general and administrative functions, we expect to continue to hire personnel and expand our infrastructure to both drive and support our anticipated growth and operations as a public company. Accordingly, in the near term, we expect to have net losses from these activities, but in the longer term we anticipate they will positively impact our business and results of operations.

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 35% to 40% of full year revenues, and lower sales volumes in the subsequent first calendar quarter. Our sales volumes in the fourth quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters also tend to be lower as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures; however, in some years the first quarter may benefit from additional sales volumes when high patient demand for surgeries in the fourth quarter cannot be fully accommodated and those surgical procedures are rolled over into the first quarter. Similar to the rest of the orthopaedic industry, we have experienced and expect to continue to experience lower sales volumes in the third quarter than throughout the rest of the year as elective procedures generally decline during the summer months.

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

Medicare payment rates to hospital outpatient departments are set under the Medicare hospital outpatient prospective payment system, which groups clinically similar hospital outpatient procedures and services with similar costs to ambulatory payment classifications (“APCs”). Each APC is assigned a single lump sum payment rate, which includes payment for the primary procedure as well as any integral, ancillary, and adjunctive services. The primary Current Procedure Terminology ("CPT") codes for the Lapiplasty Procedure, CPT 28297 and CPT 28740, are grouped together under APC 5114. For Lapiplasty Procedures in which fusion is performed on multiple tarsometatarsal joints, CPT 28730 applies and is classified under APC 5115.

Emerging Growth Company

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result, our financial statements and interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements. However, on June 30, 2023, our public float exceeded $700 million and as such we will be deemed to be a large accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commencing with the Company’s Annual Report on Form 10-K for the 2023 fiscal year. The Company will retain its current filer status until the end of 2023. As a large accelerated filer, the Company will no longer qualify as an emerging growth company nor be eligible to rely on the benefits afforded to emerging growth companies under the JOBS Act.

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

No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2023. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our sales territories, new accounts and trained physician base and as existing physician customers perform more Lapiplasty Procedures, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality and the macro-economic environment.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Revenue	$40,758	$33,055	$7,703	23.3%	$124,906	$92,069	$32,837	35.7%
Cost of goods sold	7,998	6,090	1,908	31.3%	23,712	16,511	7,201	43.6%
Gross profit	32,760	26,965	5,795	21.5%	101,194	75,558	25,636	33.9%
Operating expenses
Sales and marketing	33,542	25,568	7,974	31.2%	100,970	74,477	26,493	35.6%
Research and development	4,350	3,799	551	14.5%	11,288	9,835	1,453	14.8%
General and administrative	12,686	8,916	3,770	42.3%	33,582	22,593	10,989	48.6%
Total operating expenses	50,578	38,283	12,295	32.1%	145,840	106,905	38,935	36.4%
Loss from operations	(17,818)	(11,318)	(6,500)	57.4%	(44,646)	(31,347)	(13,299)	42.4%
Interest income	1,570	420	1,150	*	5,017	560	4,457	*
Interest expense	(1,296)	(1,190)	(106)	8.9%	(3,863)	(3,087)	(776)	25.1%
Debt extinguishment loss	—	—	—	*	—	(4,483)	4,483	*
Other income, net	23	(45)	68	*	246	(46)	292	*
Other non-operating income (expense), net	297	(815)	1,112	(136.4)%	1,400	(7,056)	8,456	(119.8)%
Net loss	$(17,521)	$(12,133)	$(5,388)	44.4%	$(43,246)	$(38,403)	$(4,843)	12.6%

* Not meaningful

Comparison of the three months ended September 30, 2023 and 2022

Revenue. Revenue increased by $7.7 million, or 23.3%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase was partially driven by an increase in the number of Lapiplasty Procedure Kits sold, which was 13% and 44% for the three months ended September 30, 2023 and 2022, respectively, as a result of expanded surgeon customer base and increased utilization. The increase in the volume of Lapiplasty Procedure Kits sold resulted in 45.4% and 70.2% of the revenue growth for the three months ended September 30, 2023 and 2022, respectively. In the three months ended September 30, 2023, the remaining revenue growth was primarily a result of increased adoption of our newer technologies and selling more ancillary products used in bunion cases that resulted in an 9% increase in average blended revenue per Lapiplasty Procedure Kit sold compared to the prior year.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $1.9 million, or 31.3%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in cost of goods sold was primarily due to a $1.2 million increase in direct costs of goods sold resulting from increased sales, a $0.3 million increase in overhead expenses resulting from increased headcount, and $0.2 million increase in reserves for inventory provision and obsolescence. During the three months ended September 30, 2023, gross profit increased by $5.8 million, or 21.5%, as compared to the same period in 2022, due to increased sales. Gross profit margin for the three months ended September 30, 2023 decreased from 81.6% to 80.4%, as compared to the same period in 2022, primarily due to changes in product mix, an increase in inventory and obsolescence provisions, and an increase in overhead, partially offset by lower royalty rates on newer products.

Sales and Marketing Expenses. Sales and marketing expenses increased by $8.0 million, or 31.2%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in sales and marketing expenses was due to investment in our direct sales force and our patient focused outreach and education campaigns. Sales and marketing expenses increased as a result of increases of $3.7 million in payroll and related expenses primarily from increased headcount of sales and marketing personnel, $1.6 in commissions from increased sales by our employee sales representatives and independent sales agencies, $0.9 million in surgeon training and clinical-related expenses, $0.7 million primarily due to increased marketing and advertising, $0.5 million for professional services related to marketing, and $0.3 million in surgical instrument expense.

Research and Development Expenses. R&D expenses increased by $0.6 million, or 14.5%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in R&D expenses was primarily due to a $0.2 million increase in payroll and related costs resulting from increased headcount of research and development personnel and a $0.2 million increase in product testing and validation costs.

General and Administrative Expenses. General and administrative expenses increased by $3.8 million, or 42.3%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in general and administrative expenses was primarily related to $2.2 million in higher payroll and related costs as we increased headcount to support our growing business, and $1.5 million in compensation expense related to the milestone payments for the RPM-3D acquisition in the second quarter 2023.

Interest income. Interest income increased by $1.2 million, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in interest income was due to higher cash balances invested in marketable securities during the third quarter of 2023 due to our equity offering in the first quarter of 2023 and higher interest rates in the three months ended September 30, 2023, as compared to the same period in 2022.

Interest Expense. Interest expense increased by $0.1 million, or 8.9%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in interest expense was due to slightly higher interest rates on our outstanding debt in the three months ended September 30, 2023, as compared to the same period in 2022.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue. Revenue increased by $32.8 million, or 35.7%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was partially driven by growth rates of Lapiplasty Procedure Kits sold, which was 23% and 44% for the nine months ended September 30, 2023 and 2022, respectively, as a result of an expanded surgeon customer base and increased utilization. The increase in the volume of Lapiplasty Procedure Kits sold resulted in 53.0% and 73.7% of the revenue growth for the nine months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2023, the remaining revenue growth was primarily a result of increased adoption of our newer technologies and selling more ancillary products used in bunion cases resulting in a 10% increase in average blended revenue per Lapiplasty Procedure Kit sold compared to the same period in the prior year.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $7.2 million, or 43.6%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in cost of goods sold was primarily due to increases of $4.5 million from direct costs of goods sold, $1.2 million from overhead expenses resulting from an increase in our headcount, $0.7 million from reserves for inventory provision and obsolescence, and $0.4 million from royalty expense resulting from our increased sales. During the nine months ended September 30, 2023, the gross profit increased by $25.6 million, or 33.9%, as compared to the same period in 2022 due to increased sales. Gross profit margin for the nine months ended September 30, 2023 decreased from 82.1% to 81.0%, as compared to the same period in 2022, primarily due to changes in product mix, increased overhead, and an increase in inventory and obsolescence provisions, partially offset by lower royalty rates on newer products.

Sales and Marketing Expenses. Sales and marketing expenses increased by $26.5 million, or 35.6%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in sales and marketing expenses was due to investment in our direct sales force and our patient focused outreach and education campaigns. Sales and marketing expenses increased by $12.6 million in payroll and related expenses primarily from increased headcount of sales and marketing personnel, $7.3 million in higher commissions from increased sales by our direct sales representatives and independent sales agencies, $2.0 million in surgeon training and clinical-related expenses, $1.6 million in marketing and advertising expenses, $1.1 million in surgical instrument expense, $0.9 million for professional services related to marketing, and a $0.6 million increase in allocated rent expense resulting from the occupancy of the new corporate headquarters lease in the third quarter of 2022.

Research and Development Expenses. R&D expenses increased by $1.5 million, or 14.8%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in R&D expenses was due to $0.5 million in higher payroll and related costs resulting from increased headcount of research and development personnel, $0.5 million in product testing and validation costs, and $0.4 million increase in allocated rent expense resulting from the occupancy of the new corporate headquarters lease in the third quarter of 2022.

General and Administrative Expenses. General and administrative expenses increased by $11.0 million, or 48.6%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to increases of $6.5 million in payroll and related costs as we increased headcount to support the growing business, $3.9 million in professional services primarily related to $1.8 million of legal fees and $1.8 million in compensation expense related to the milestone payments for the RPM-3D acquisition in the second quarter 2023, and $0.8 million in rent expense and other facilities costs resulting from the new corporate headquarters lease that commenced for accounting purposes in the first quarter of 2022.

Interest Income. Interest income increased $4.5 million during the nine months ended September 30, 2023. The increase in interest income was due to higher cash balances invested in marketable securities during the current year period due to our equity offering in the first quarter of 2023 and higher interest rates in the nine months ended September 30, 2023, as compared to the same period in 2022.

Interest Expense. Interest expense increased by $0.8 million, or 25.1%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in interest expense was due to higher debt balances as a result of the debt refinancing in the second quarter of 2022 and slightly higher interest rates on our outstanding debt in the nine months ended September 30, 2023, as compared to the same period in 2022.

Debt Extinguishment Loss. Debt extinguishment loss decreased by $4.5 million for the nine months ended September 30, 2023 as compared to the same period of 2022 due to our debt refinancing during the prior year period.

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

As of September 30, 2023, we had cash and cash equivalents of $7.3 million and marketable securities of $114.9 million available for sale, an accumulated deficit of $128.0 million and $54.0 million principal outstanding under the term and revolving loans with MidCap. We believe that our existing cash and cash equivalents, marketable securities and available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the issuance of our condensed financial statements. We may be required or decide to raise additional financing to support further growth of our operations.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(35,107)	$(25,290)
Investing activities	(86,306)	(12,506)
Financing activities	109,218	20,509
Net decrease in cash and cash equivalents	$(12,195)	$(17,287)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $35.1 million, consisting primarily of a net loss of $43.2 million, adjusted for non-cash charges of $16.4 million and an increase in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $11.5 million, depreciation and amortization expense of $3.6 million and non-cash lease expense of $1.9 million, offset by amortization and accretion of marketable securities of $1.0 million. The increase in net operating assets was primarily due to an increase of $9.9 million in inventories for added safety stock to meet demand for new products and to avoid potential supply chain issues, an increase of $1.0 million in prepaid expenses and other assets (excluding unsettled securities transactions) and a decrease of $2.0 million in accrued liabilities, which were partially offset by a $4.1 million decrease in accounts receivable from higher sales in the fourth quarter of 2022 and a $0.5 million increase to operating lease liabilities primarily due to timing of lease incentives. The decrease of $2.0 million in accrued liabilities consisted of a decrease of $3.8 million due to timing of payments, offset by an increase of $1.8 million due to increased accrued compensation expense related to our acquisition of RPM-3D in the second quarter 2023.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $86.3 million for the nine months ended September 30, 2023, consisting primarily of $140.1 million in purchases of marketable securities available for sale, $20.0 million for the acquisition of the RPM-3D assets, and $9.2 million in purchases of property and equipment, partially offset by $83.0 million in sales and maturities of marketable securities available for sale. The purchases of marketable securities were the result of cash invested from our public offering of common stock during the first quarter of 2023. The purchases in property and equipment were $3.6 million in capitalized surgical instruments for our reusable instrument trays and $5.6 million for furniture, equipment, and leasehold improvements to continue to complete our new corporate headquarters.

Net cash used in investing activities was $12.5 million for the nine months ended September 30, 2022, consisting primarily of $7.2 million of leasehold improvements and furniture and equipment for our new headquarters' building and $3.6 million for purchases of capitalized surgical instruments for our reusable instrument trays.

Net Cash Provided by Financing Activities

Net cash provided in financing activities was $109.2 million for the nine months ended September 30, 2023, consisting primarily of $107.5 million of net cash proceeds from our public offering of common stock and $1.7 million from exercise of stock options.

Net cash provided in financing activities was $20.5 million for the nine months ended September 30, 2022, consisting of $53.5 million of net cash proceeds from the new term loan agreement and revolving credit facility with MidCap and $1.9 million from exercise of stock options offset by the $33.9 million repayment of the CRG term loan and $1 million of debt issuance costs paid to third parties.

Surgeon Advisory Board Royalty Agreements

We recognized royalty expense of $1.5 million and $1.6 million for the three months ended September 30, 2023 and 2022, and $4.7 million and $4.3 million for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, the aggregate royalty rate was 3.8% and 4.8%, respectively. For the nine months ended September 30, 2023 and 2022, the aggregate royalty rate was 3.8% and 4.7%, respectively. Each of the royalty agreements with our surgeon advisory board members prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our real estate leases located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our new corporate headquarters location. Lease payments comprise the base rent stated in the lease plus operating costs, which include taxes, insurance, and common area maintenance. The remaining lease obligation was $26.4 million under these leases as of September 30, 2023.

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

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report. There had been no material changes to these accounting policies during the nine months ended September 30, 2023.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal proceedings which we believe would have a material effect on our business or results of operations. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report under "Part I, Item 1A—Risk Factors" and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 under "Part II, Item 1A—Risk Factors."

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1+	Form of Performance Stock Unit for Employees under the 2021 Incentive Award Plan
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Treace Medical Concepts, Inc.

Date: November 9, 2023	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)