Form 10-Q
period 2024-03-31
TREACE MEDICAL CONCEPTS, INC.
filed 2024-05-07
CIK 1630627

"333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024, 62,008,135 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Table of Contents

Part I: Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q ("Quarterly Report"), unless expressly indicated or the context otherwise requires, references to "Treace Medical Concepts," "we," "us," "our," or the "Company," refer to Treace Medical Concepts, Inc. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "assume," "believe," "contemplate," "continue," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "seek," "should," "target," "will," "would" and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

•
the expected use of our products by physicians;
•
the expected growth of our business and our organization;
•
the extensive competition in our industry and new product introductions from other industry participants, both in the Lapidus market and the minimally invasive osteotomy market;
•
our ability to effectively respond to and mitigate the impact of challenges in the current market environment, including in response to increased competition;
•
the anticipated pace of growth in the foot and ankle market and our ability to increase our market share;
•
our ability to control and reduce expenses to help offset potential changes in revenue growth rates and other events;
•
our ability to maintain sufficient balance sheet strength and flexibility to continue executing on our strategic investments and growth initiatives for the foreseeable future;
•
our plans and expected timeline related to our products, or developing or acquiring new products, to address additional indications or otherwise;
•
our anticipated future product launches and the timing and market acceptance of such product launches;
•
expected seasonality;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
the economic success and viability of the hospitals, ambulatory surgery centers and other health care facilities and surgeons that use our products;
•
the impact of a bankruptcy filing by any of our customers;
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
•
our ability to protect and enforce our intellectual property, and the time and expense involved in monitoring unauthorized uses of our intellectual property;

•
our ability to successfully defend against infringement of our intellectual property by third parties, including our competitors;
•
our ability to accurately forecast our future results of operations and financial goals or targets, including as a result of fluctuations in demand for our products and increased competition;
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
•
the impact of inflationary pressures, interest rate changes, and general economic conditions on our business;
•
the impact of geopolitical tensions and international conflicts on the economy and our business;
•
our plans to conduct further clinical studies;
•
the impact of failures, defaults or instability of financial institutions where we have cash accounts; and
•
the effect of any infectious disease outbreak and its impact or potential impact on our business.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions, and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors many of which are beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and any subsequent Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission ("SEC"), and this Quarterly Report under "Risk Factors" and elsewhere in this Quarterly Report. Our stockholders are urged to consider these factors carefully in evaluating the forward-looking statements.

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

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$9,334	$12,982
Marketable securities, short-term	100,672	110,216
Accounts receivable, net of allowance for doubtful accounts of $1,076 and $980 as of March 31, 2024 and December 31, 2023, respectively	30,083	38,063
Inventories	35,860	29,245
Prepaid expenses and other current assets	11,448	7,853
Total current assets	187,397	198,359
Property and equipment, net	24,517	22,298
Intangible assets, net of accumulated amortization of $713 and $475 as of March 31, 2024 and December 31, 2023, respectively	8,787	9,025
Goodwill	12,815	12,815
Operating lease right-of-use assets	9,064	9,264
Other non-current assets	146	146
Total assets	$242,726	$251,907
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,149	$11,835
Accrued liabilities	15,155	10,458
Accrued commissions	5,527	10,759
Accrued compensation	4,196	7,549
Other liabilities	1,022	4,432
Total current liabilities	47,049	45,033
Long-term debt, net of discount of $917 and $992 as of March 31, 2024 and December 31, 2023, respectively	53,083	53,008
Operating lease liabilities, net of current portion	16,166	15,891
Other long-term liabilities	37	37
Total liabilities	116,335	113,969
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 61,948,776 and 61,749,654 issued, and 61,929,172 and 61,749,654 outstanding as of March 31, 2024 and December 31, 2023, respectively	62	62
Additional paid-in capital	279,433	271,973
Accumulated deficit	(152,923)	(134,247)
Accumulated other comprehensive (loss) income	69	163
Treasury stock, at cost; 19,604 and 1,218 shares as of March 31, 2024 and December 31, 2023, respectively	(250)	(13)
Total stockholders’ equity	126,391	137,938
Total liabilities and stockholders’ equity	$242,726	$251,907

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$51,108	$42,195
Cost of goods sold	10,127	8,039
Gross profit	40,981	34,156
Operating expenses
Sales and marketing	40,328	33,655
Research and development	5,259	3,412
General and administrative	14,362	10,865
Total operating expenses	59,949	47,932
Loss from operations	(18,968)	(13,776)
Interest income	1,535	1,479
Interest expense	(1,317)	(1,285)
Other income, net	74	128
Other non-operating income (expense), net	292	322
Net loss	$(18,676)	$(13,454)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(94)	(29)
Comprehensive loss	$(18,770)	$(13,483)

Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,792,788	58,723,760

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2023	61,749,654	$62	$271,973	$(134,247)	$163	$(13)	$137,938
Issuance of common stock upon exercise of stock options	20,294	—	52	—	—	—	52
Issuance of common stock for vesting of restricted stock units	177,610	—	—	—	—	—	—
Share-based compensation expense	—	—	7,408	—	—	—	7,408
Net loss	—	—	—	(18,676)	—	—	(18,676)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(94)	—	(94)
Shares directly withheld from employees for tax payment	(18,386)	—	—	—	—	(237)	(237)
Balances at March 31, 2024	61,929,172	$62	$279,433	$(152,923)	$69	$(250)	$126,391

Balances at December 31, 2022	55,628,208	$55	$145,221	$(84,720)	$(27)	$—	$60,529
Issuance of common stock upon exercise of stock options	125,890	—	352	—	—	—	352
Issuance of common stock for vesting of restricted stock units	50,415	—	—	—	—	—	—
Share-based compensation expense	—	—	2,692	—	—	—	2,692
Issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	5,476,190	6	107,521	—	—	—	107,527
Net loss	—	—	—	(13,454)	—	—	(13,454)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(29)	—	(29)
Balances at March 31, 2023	61,280,703	$61	$255,786	$(98,174)	$(56)	$—	$157,617

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(18,676)	$(13,454)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,909	924
Provision for allowance for doubtful accounts	159	38
Share-based compensation expense	7,408	2,692
Non-cash lease expense	592	626
Amortization of debt issuance costs	75	74
Recovery of loss reserve for surgical instruments	—	(23)
Accretion (amortization) of discount (premium) on marketable securities, net	(335)	(297)
Other, net	90	—
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	7,821	3,793
Inventory	(6,615)	(3,189)
Prepaid expenses and other assets	(1,495)	(963)
Other non-current assets	—	(69)
Payable to broker for unsettled marketable security purchases	—	710
Operating lease liabilities	(657)	(478)
Accounts payable	9,314	(3,592)
Accrued liabilities	(6,918)	(4,076)
Other, net	107	25
Net cash used in operating activities	(7,221)	(17,259)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(28,711)	(99,550)
Sales and maturities of available-for-sale marketable securities	36,396	20,548
Purchases of property and equipment	(3,927)	(1,478)
Net cash provided by (used in) investing activities	3,758	(80,480)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million and $10.6 million	—	107,527
Proceeds from exercise of employee stock options	52	352
Taxes from withheld shares	(237)	—
Net cash provided by (used in) financing activities	(185)	107,879
Net increase (decrease) in cash and cash equivalents	(3,648)	10,140
Cash and cash equivalents at beginning of period	12,982	19,473
Cash and cash equivalents at end of period	$9,334	$29,613

Supplemental disclosure of cash flow information
Cash paid for interest	$1,317	$1,285
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$—	$(35)
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$94	$29
Unsettled matured marketable security and receivable from broker	$2,100	$—

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

Initial Public Offering and Follow-on Offering

On April 27, 2021, the Company completed its initial public offering ("IPO"). The Company received net proceeds of $107.6 million from the IPO. On February 10, 2023, the Company completed a follow-on offering that resulted in net proceeds of $107.5 million.

Acquisition of RedPoint Medical3D

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

The Company paid $20.0 million in exchange for certain assets used in providing pre-operative planning and patient-specific guides for the surgical correction of foot and ankle deformities and agreed to make additional payments upon completion of certain milestones. The original terms are as follows: $3.5 million upon completion of certain transition services at 12 months from the closing date, $3.5 million upon completion of certain technological advancements milestone within 12 months of the closing date, and, subject to prior completion of the transition services and the technological advancements milestone, up to $3.0 million upon the issuance of certain patent claims. Payments made for the transition services and patent claims require satisfaction of such milestones, as well as the continued service of key individuals.

In the first quarter of 2024, the Company and RPM-3D evaluated the status of the three milestones and amended the original terms associated with the milestone payments. The maximum amount to be paid upon the achievement of the milestone payments has been reduced from $10.0 million to $8.1 million and is subject to successful completion of the transition services milestone at the first anniversary date of the acquisition. Upon successful completion of the transition services milestone, the payments are scheduled as follows: $6.0 million on July 15, 2024 and $2.1 million on January 15, 2025. No milestone payments would be made if the transition services milestone is not achieved by the acquisition anniversary date.

2. Summary of Significant Accounting Policies

The Company prepared the unaudited interim condensed financial statements included in this report in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") related to quarterly reports on Form 10-Q.

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024. The condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2024.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Significant estimates and assumptions include valuation of intangible assets and goodwill, reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, deferred tax assets and related valuation allowances, contingencies, and stock-based compensation. The Company had no accrued contingent liabilities as of March 31, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company's available-for-sale securities portfolio primarily consists of U.S. treasury and agency securities, money market funds, commercial paper, Yankee CDs, high credit quality asset-backed securities and corporate debt securities. The Company's investment policy requires its available-for-sale securities to meet certain criteria including investment type, credit ratings, and a maximum portfolio duration of one year. If any of the financial institutions where the Company holds deposits were to fail or be taken over by the FDIC, its access to these accounts could be temporarily unavailable or permanently lost for the amounts in excess of the FDIC insured limits. The Company did not have material cash deposits in excess of the FDIC insured limits at March 31, 2024.

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company’s accounts receivable is derived from revenue earned from customers. On March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable. For the three months ended March 31, 2024 and 2023, there were no customers that represented 10% or more of revenue.

Accounts receivable as of March 31, 2024 includes $2.0 million, prior to an allowance for credit losses, due from a customer that has filed for bankruptcy in May 2024. The Company is assessing the impact of the bankruptcy filing related to this accounts receivable and its relationship with this customer. While the Company maintains an allowance for doubtful accounts, there can be no assurance that this receivable will be timely collected, if at all, or that the current allowance for doubtful accounts will be adequate to offset the credit risk related to this matter, and no assurance that the Company will have an ongoing relationship with this customer.

3. Recent Accounting Pronouncements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$4,562	$—	$—	$4,562
Short-term marketable securities at fair value
U.S. treasury and government agencies	19,779	5,275	—	25,054
Commercial paper	—	1,933	—	1,933
Corporate debt	—	44,486	—	44,486
Asset-backed securities	—	23,042	—	23,042
Yankee CD	—	6,157	—	6,157
Total assets	$24,341	$80,893	$—	$105,234

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$3,160	$—	$—	$3,160
Short-term marketable securities at fair value
U.S. treasury and government agencies	14,005	15,364	—	29,369
Commercial paper	—	2,895	—	2,895
Corporate debt	—	46,586	—	46,586
Asset-backed securities	—	24,756	—	24,756
Yankee CD	—	6,610	—	6,610
Total assets	$17,165	$96,211	$—	$113,376

Liabilities:
Contingent consideration	$—	$—	$2,977	$2,977
Total liabilities	$—	$—	$2,977	$2,977

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

Fair value as of December 31, 2023	$2,977
Change in fair value prior to contract modification	53
Reclassification of contingent consideration due to contract modification	(3,030)
Fair value as of March 31, 2024	$-

Contingent consideration is included in other liabilities on the Condensed Balance Sheets. As of December 31, 2023, the balance was classified as current due to the timing of the expected payment and the change in fair value for the contingent consideration related to the technological advancements milestone payment was classified as research and development expense within the Condensed Statements of Operations and Comprehensive Loss. The Company has made no cash payments for contingent consideration since the acquisition date.

During the first quarter of 2024, the Company renegotiated with RPM-3D the terms for payment of the technological advancements milestone that was initially accounted for as contingent consideration. The renegotiated contract specifies that the technological advancements milestone payment will not be paid unless the transition services milestone is achieved. The technological advancements milestone payment is now tied to the continued service of key individuals from the date of the new contract until the transition services milestone determination date (which is the first anniversary date of the acquisition). Therefore, the Company is no longer accounting for the technological advancements milestone payment as contingent consideration at fair value, but rather as research and development expense over the remaining service period. The Company expects to pay the full amount for the technological advancements milestone of $3.5 million. See Note 1, "Formation and Business of the Company," of the Notes to Condensed Financial Statements for additional information on the acquisition of RPM-3D.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Cash	$4,772	$9,822
Cash equivalents:
Money market funds	4,562	3,160
Total cash and cash equivalents	$9,334	$12,982

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$25,069	$2	$(17)	$25,054
Commercial paper	1,933	-	-	1,933
Corporate debt	44,438	73	(25)	44,486
Asset-backed securities	23,007	54	(19)	23,042
Yankee CD	6,156	2	(1)	6,157
Total marketable securities - short-term	$100,603	$131	$(62)	$100,672

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$29,377	$8	$(16)	$29,369
Commercial paper	2,893	2	—	2,895
Corporate debt	46,467	123	(4)	46,586
Asset-backed securities	24,712	56	(12)	24,756
Yankee CD	6,604	7	(1)	6,610
Total marketable securities - short-term	$110,053	$196	$(33)	$110,216

As of March 31, 2024, there were no available-for-sale securities with unrealized losses greater than 12 months. There was not an allowance for credit losses required as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the three months ended March 31, 2024 and 2023, there were no material gains or losses from sales of available-for-sale securities.

As of March 31, 2024 and December 31, 2023, accrued interest of $1.0 million and $1.0 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Condensed Balance Sheets.

As of March 31, 2024, all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Furniture and fixtures, and equipment	$2,564	$2,494
Construction in progress	388	1,115
Machinery and equipment	2,711	2,423
Capitalized surgical equipment	17,726	14,253
Computer equipment	1,055	1,020
Leasehold improvements	10,097	9,425
Software	395	316
Total property and equipment	34,936	31,046
Less: accumulated depreciation and amortization	(10,419)	(8,748)
Property and equipment, net	$24,517	$22,298

Depreciation and amortization expense on property and equipment was $1.7 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

The Company did not record impairment charges for its property and equipment, net for the three months ended March 31, 2024 and 2023.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued royalties expense	$1,860	$2,305
Accrued interest	425	417
Accrued professional services	774	424
Accrued compensation expense for RPM-3D earn-out	7,602	3,340
Other accrued expense	4,494	3,972
Total accrued liabilities	$15,155	$10,458

Other liabilities

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Current portion of operating lease liabilities	$864	$1,404
Contingent consideration	—	2,977
Other	158	51
Total other liabilities	$1,022	$4,432

Due to renegotiated terms, the Company is no longer classifying the technological advancements milestone as contingent consideration. See discussion of RPM3-D renegotiation in Note 4, "Fair Value Measurements," of the Notes to Condensed Financial Statements.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Revolving line of credit
MidCap revolving loan facility	$4,000	$4,000
Term loans
MidCap term loan facility	50,000	50,000
Total term and revolving loans	54,000	54,000
Less: debt discount and issuance costs	(917)	(992)
Total long-term debt, net	$53,083	$53,008

As of March 31, 2024, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2024	$—
2025	—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(917)
Total long-term debt, net	$53,083

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust ("MidCap"), providing up to $120.0 million in a term loan facility and a $30.0 million revolving loan facility.

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

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. On March 31, 2024, the borrowing base allows a total of $20.2 million available to the Company under the revolving loan facility. The balance drawn as of March 31, 2024 is $4.0 million under the revolving loan facility. The Company may request an increase in the revolving loan facility up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility ("Lockbox Deductions"). As of March 31, 2024, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan and the revolving loan facility are accruing interest as of March 31, 2024 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company’s election to extend the initial interest-only period by 12 months to 60 months total if the Company’s trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by substantially all of the Company’s assets, including intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant on March 31, 2024.

7. Commitments and Contingencies

License and Royalty Commitments

The Company has entered into product development and fee for service agreements with members of its Surgeon Advisory Board and other surgeon consultants that specify the terms under which the consultant is compensated for his or her consulting services and grants the Company rights to the intellectual property created by the consultant in the course of such services. As products are commercialized with the assistance of members of the Surgeon Advisory Board and other surgeon consultants, the Company may agree to enter into a royalty agreement if such consultant's contributions to the product are novel, significant and innovative. Each of the royalty agreements may be subsequently amended to add the license of additional intellectual property covering new products, and as a result, multiple royalty rates and duration of royalty payments may be included in one royalty agreement.

As of March 31, 2024 and 2023, the Company's royalty agreements provide for (i) royalty payments for 10 years from first commercial sale of the relevant product and (ii) a royalty rate for each such agreement ranging from 0.4% to 3.0% of net sales for the particular product to which the surgeon contributed. The Company recognized royalty expense of $1.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively, resulting in an aggregate royalty rate of 3.4% and 3.9%, for the three months ended March 31, 2024 and 2023, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued contingent liabilities as of March 31, 2024 and December 31, 2023.

8. Stockholders’ Equity

Stock Options

During the three months ended March 31, 2024 and 2023, the Company granted stock options to employees to purchase an aggregate of 619,400 and 727,650 shares of the Company’s common stock, respectively. The weighted-average grant-date fair value of the employee stock options granted during the three months ended March 31, 2024 and 2023 was $5.98 and $10.58 per share, respectively.

Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company granted 1,426,015 and 571,565 restricted stock units ("RSUs"), respectively. The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2024 and 2023 was $13.39 and $24.07, respectively.

Performance Share Units

The Company granted performance-based restricted stock unit ("PSU") awards in the first quarter of 2024 subject to market and service vesting conditions to certain executives under the Company's 2021 Incentive Award Plan. The actual number of PSUs that will vest at the end of the measurement period is determined based on the Company's total stockholder return ("TSR") ranking relative to the TSR of a published index of the Company's peers. The measurement period is three years. The grant date value of each target PSU award was determined using a Monte Carlo valuation model. Over the full three-year performance period, if the service vesting conditions are met, the actual number of PSUs earned may vary from zero, if performance thresholds are not met, to as much as 200% of target PSUs.

During the three months ended March 31, 2024 the Company granted 453,375 target PSUs. The weighted average grant-date fair value of the PSUs granted during the three months ended March 31, 2024 was $18.89.

Share-Based Compensation Expense

Share-based compensation expense is reflected in operating expenses in the Condensed Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$90	$76
Sales and marketing expense	1,697	822
Research and development expense	1,006	257
General and administrative expense	4,615	1,537
Total	$7,408	$2,692

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2024 and 2023, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(18,676)	$(13,454)
Denominator
Weighted-average common stock outstanding, basic and diluted	61,792,788	58,723,760
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.23)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2024	2023
Common stock options issued and outstanding	7,949,702	7,717,414
Unvested full value awards	2,545,925	1,086,697
Contingently issuable PSU shares	906,750	—
Total	11,402,377	8,804,111

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this "Quarterly Report") and our audited financial statements and related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2024 (our "Annual Report"). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report under "Part I, Item 1A—Risk Factors," and in the section titled "Risk Factors" and elsewhere in this Quarterly Report. Please also see the section of this Quarterly Report titled "Special Note Regarding Forward-Looking Statements."

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

We were formed in 2013, and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have sold more than 100,000 Lapiplasty Procedure kits in the United States. We market and sell our Lapiplasty Systems to physicians, surgeons, ambulatory surgery centers and hospitals. The Lapiplasty Procedure can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilizes existing, well-established reimbursement codes. We currently market and sell the Lapiplasty System and other products through a combination of a direct employee sales force and independent sales agencies across the United States.

As of March 31, 2024, we had cash and cash equivalents of $9.3 million and marketable securities of $100.7 million available for sale to fund operations, an accumulated deficit of $152.9 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

The Company previously provided certain key business metrics on a quarterly and annual basis that management reviewed as indicators of performance during our early stages of development. The Company is currently evaluating other operating and financial metrics at this time on an annual basis that will better track the progress of our business as the Company has expanded its products beyond Lapiplasty Procedure Kits.

Economic Environment

There is continuing uncertainty in the macro-economic environment. Inflationary pressures, interest rate changes, recession fears and reduced consumer confidence, and ongoing supply chain challenges have resulted, and may continue to result, in higher costs and longer lead times from suppliers and potentially reduced demand for our procedure kits and other products. General economic conditions may also negatively impact demand for elective surgeries. While we continuously work with suppliers to mitigate higher costs and longer lead times and continue to invest in our direct sales channel, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue for the foreseeable future, which likely will impact our results of operations.

Factors Affecting Our Business

We believe that our financial performance has been and in the foreseeable future, will continue to depend on many factors, including the macro-economic conditions as described above, those noted in our Annual Report, in the section titled "Special Note Regarding Forward-Looking Statements" and in the section titled "Risk Factors" and elsewhere in this Quarterly Report.

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

Increased Competition

Before we launched our flagship Lapiplasty system, there were no other products in the market that provided a 3D solution and specialized procedural instrumentation for these traditionally freehand, difficult Lapidus surgeries, which allowed us to capitalize on our pioneering technology and grow our market share quickly. We are experiencing increased competition from the accelerating adoption of minimally invasive osteotomy solutions and from new Lapidus products, which has, and may continue to, negatively impact our growth rates and market share.

Investments in Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we are dedicating meaningful resources to continue to expand our sales force and management team in the United States, as well as our patient focused outreach and education campaigns.

In research and development, our team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. In 2021, we launched (1) the Lapiplasty Mini-Incision System, which is designed to allow the Lapiplasty Procedure to be performed through a miniature, 3.5cm incision as compared to the current 6cm to 8cm incision, and (2) the Adductoplasty System, which brings together our implants and instrumentation to provide a comprehensive system designed for reproducible realignment, stabilization, and fusion of the midfoot to address midfoot deformities that can occur in up to 30% of bunion patients. In 2022, we introduced (1) the 3-n-1 Guide, which combines three separate instruments and three procedure steps into one instrument and step, (2) the S4A plating system, which features advanced 3D contours designed to accommodate variations in patient anatomy, and (3) the SpeedRelease Instrument, which is a single-use instrument designed to make a challenging soft tissue release performed in the majority of Lapiplasty cases easier to perform and more reproducible for the surgeon. In 2023, in addition to the acquisition of the assets of RPM-3D, we began the market release of (1) the SpeedPlate fixation platform, which can be used in the Lapiplasty and Adductoplasty Procedures, as well as other common bone fusion procedures of the foot, (2) the Hammertoe PEEK Fixation System designed to address hammertoe, claw toe and mallet toe deformities, which often present concomitantly with bunions, and (3) LapiTome and RazorTome Osteotomes, which are sterile, single-use instruments that are designed to facilitate more efficient removal and release of bone slices and soft tissue in Lapiplasty and Adductoplasty cases.

In our general and administrative functions, we expect to support our anticipated growth in the Company. Accordingly, in the near term, we expect to have net losses from these activities, but in the longer term we anticipate they will positively impact our business and results of operations.

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 30% to 40% of full year revenues, and lower sales volumes in the subsequent first calendar quarter. Our sales volumes in the fourth quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters also tend to be lower versus the prior year fourth quarter as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures; however, in some years the first quarter may benefit from additional sales volumes when high patient demand for surgeries in the fourth quarter cannot be fully accommodated and those surgical procedures are rolled over into the first quarter. Similar to the rest of the orthopaedic industry, we have experienced and expect to continue to experience lower sales volumes in the third quarter than throughout the rest of the year as elective procedures generally decline during the summer months.

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

Medicare payment rates to hospital outpatient departments are set under the Medicare hospital outpatient prospective payment system, which groups clinically similar hospital outpatient procedures and services with similar costs to ambulatory payment classifications ("APCs"). Each APC is assigned a single lump sum payment rate, which includes payment for the primary procedure as well as any integral, ancillary, and adjunctive services. The primary current procedure terminology ("CPT") codes for the Lapiplasty Procedure, CPT 28297 and CPT 28740, are grouped together under APC 5114. For Lapiplasty Procedures in which fusion is performed on multiple tarsometatarsal ("TMT") joints, CPT 28730 applies and is classified under APC 5115. For Adductoplasty Procedures in which fusion is performed on multiple TMT joints, either CPT 28730 or CPT 27835 applies and are classified under APC 5115.

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

No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2024. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our product offerings, sales territories, new accounts and trained physician base and as existing physician customers perform more Lapiplasty and other procedures using our products, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality and the macro-economic environment.

Cost of Goods Sold

Cost of goods sold consists primarily of costs for the purchase of our products from third-party manufacturers. Direct costs from our third-party manufacturers include costs for raw materials plus the markup for the assembly of the components. Cost of goods sold also includes royalties, allocated overhead for indirect labor, certain direct costs such as those incurred for shipping our products, sterilization, packaging, and personnel costs. We expense all inventory provisions for excess, obsolete and field losses as cost of goods sold. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect our cost of goods sold to increase in absolute dollars in the foreseeable future to the extent more of our products are sold, though it may fluctuate from quarter to quarter.

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

Research and Development

Research and development ("R&D") expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, and other costs associated with products and technologies that are in development. These expenses include compensation for personnel, including salaries, bonuses, benefits and share-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation, and an allocation of facility overhead expenses. We expect R&D expenses to continue to increase in absolute dollars in the foreseeable future as we continue to hire personnel and invest in next-generation innovations of the Lapiplasty System and other products, though it may fluctuate from quarter to quarter due to a variety of factors, including the level and timing of our new product development efforts, as well as our clinical development, clinical studies and other related activities.

General and Administrative

General and administrative expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, and share-based compensation, related to finance, information technology, legal and human resource functions, as well as professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in the foreseeable future as we support the growth of our organization.

Interest Income

Interest income consists of interest received on our money market funds and marketable securities.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount and issuance costs related to outstanding borrowings.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenue	$51,108	$42,195	$8,913	21.1%
Cost of goods sold	10,127	8,039	2,088	26.0%
Gross profit	40,981	34,156	6,825	20.0%
Operating expenses
Sales and marketing	40,328	33,655	6,673	19.8%
Research and development	5,259	3,412	1,847	54.1%
General and administrative	14,362	10,865	3,497	32.2%
Total operating expenses	59,949	47,932	12,017	25.1%
Loss from operations	(18,968)	(13,776)	(5,192)	37.7%
Interest income	1,535	1,479	56	3.8%
Interest expense	(1,317)	(1,285)	(32)	2.5%
Other income, net	74	128	(54)	(42.2%)
Other non-operating income (expense), net	292	322	(30)	(9.3%)
Net loss	$(18,676)	$(13,454)	$(5,222)	38.8%

Comparison of the three months ended March 31, 2024 and 2023

Revenue. Revenue increased by $8.9 million, or 21.1%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was driven by a higher volume of procedure kits sold as a result of an expanded surgeon customer base. The remaining revenue growth was primarily a result of a product mix shift that resulted from increased adoption of newer technologies and increased sales of complementary products used in bunion and related midfoot procedures.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $2.1 million, or 26.0%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in cost of goods sold was primarily due to a $1.7 million increase in direct costs of goods sold resulting from increased sales. During the three months ended March 31, 2024, gross profit increased by $6.8 million, or 20.0%, as compared to the same period in 2023, due to increased sales. Gross profit margin for the three months ended March 31, 2024 decreased from 80.9% to 80.2%, as compared to the same period in 2023, primarily due to a product mix shift to newer products, partially offset by lower royalty rates.

Sales and Marketing Expenses. Sales and marketing expenses increased by $6.7 million, or 19.8%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in sales and marketing expenses was due to growth in our overall business. Sales and marketing expenses increased due to $4.6 million in higher payroll and related expenses from increased headcount of sales and marketing personnel, including stock compensation expense, an increase of $1.2 million due to higher costs for conferences and events due to an expanding sales force and surgeon base, an increase of $0.6 million due to higher advertising fees for direct to consumer campaigns, and an increase of $0.6 million in surgical instrument expense due to an increase in volume of surgical instruments, partially offset by a $0.3 million decrease in clinical-related expenses.

Research and Development Expenses. R&D expenses increased by $1.8 million, or 54.1%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in R&D expenses was primarily due to a $1.6 million increase in payroll and related costs resulting from increased headcount of research and development personnel, including stock compensation expense, and a $0.2 million increase related to the technological advancements milestone obligation from our acquisition of RPM-3D.

General and Administrative Expenses. General and administrative expenses increased by $3.5 million, or 32.2%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily related to $3.3 million in higher payroll and related costs, primarily due to higher stock compensation expense, and a $1.1 million increase in compensation expense related to the milestone obligations for our acquisition of RPM-3D, partially offset by a $1.4 million decrease in legal fees.

Liquidity and Capital Resources

Overview

Before our IPO, our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. In April 2021, we received net proceeds of $107.6 million from our IPO. On February 10, 2023, we received net proceeds of $107.5 million from a follow-on public offering of our common stock.

As of March 31, 2024, we had cash and cash equivalents of $9.3 million and marketable securities of $100.7 million available for sale, an accumulated deficit of $152.9 million and $54.0 million principal outstanding under the term and revolving loans with MidCap. We believe that our existing cash and cash equivalents, marketable securities and available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the issuance of our condensed financial statements. We may be required or decide to raise additional financing to support further growth of our operations.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of manufacturing our Lapiplasty, Adductoplasty, and SpeedPlate and other ancillary products, as well as our sales and marketing and R&D expenses and related personnel costs. We expect our sales and marketing expenses to increase for the foreseeable future as we continue to invest in our direct sales force and expand our marketing efforts, and as we continue to expand our sales and marketing infrastructure to both drive and support anticipated sales growth. We also expect R&D expenses to increase for the foreseeable future as we continue to hire personnel and invest in next-generation innovations of our existing products and new products. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will continue to incur additional expenses as a result of operating as a public company. In the second quarter of 2023, funds were used for the acquisition of the RPM-3D, and from time to time in the future, we may also consider additional investments in technologies, assets, and businesses to expand or enhance our product offerings. The timing and amount of our operating and capital expenditures will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(7,221)	$(17,259)
Investing activities	3,758	(80,480)
Financing activities	(185)	107,879
Net increase (decrease) in cash and cash equivalents	$(3,648)	$10,140

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $7.2 million, consisting primarily of a net loss of $18.7 million, adjusted for non-cash charges of $9.9 million and a decrease in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $7.4 million, depreciation and amortization expense of $1.9 million, and non-cash lease expense of $0.6 million. The decrease in net operating assets was primarily due to an increase of $9.3 million in accounts payable primarily due to higher inventory and direct to consumer advertising purchases and a $7.8 million decrease in accounts receivable from higher sales in the fourth quarter of 2023, partially offset by a decrease of $6.9 million in accrued liabilities due to timing of payments, and an increase of $6.6 million in inventories to meet demand for new products.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.8 million for the three months ended March 31, 2024, consisting primarily of $36.4 million in sales and maturities of available for sale marketable securities, partially offset by $28.7 million in purchases of available for sale marketable securities and $3.9 million in purchases of property and equipment. The net of marketable securities maturities and purchases of $7.7 million was primarily used to fund our current operations. The purchases in property and equipment included $3.5 million in capitalized surgical instruments for the reusable instrument trays related to new products, and $0.4 million for furniture, equipment, and leasehold improvements to support the growth of our business.

Net cash used in investing activities was $80.5 million for the three months ended March 31, 2023, consisting primarily of $99.6 million in purchases of available for sale marketable securities and $1.5 million in purchases of property and equipment, partially offset by $20.5 million in maturities of available for sale marketable securities. The purchases of marketable securities were the result of cash invested from our public offering of common stock during the three months ended March 31, 2023. The purchases in property and equipment were $0.6 million in capitalized surgical instruments for our reusable instrument trays and $0.9 for new equipment purchased to support the growth of our business.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2024, consisting primarily of $0.2 million of shares repurchased for tax withholding on vested RSUs, partially offset by proceeds from stock option exercises.

Net cash provided in financing activities was $107.9 million for the three months ended March 31, 2023, consisting primarily of $107.5 million of net cash proceeds from our public offering of common stock and $0.4 million from exercise of stock options.

Royalty Agreements

We recognized royalty expense of $1.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, the aggregate royalty rate was 3.4% and 3.9%, respectively. Each of the royalty agreements with our surgeon consultants prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our new corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our new location which expires in July 2032. Lease payments comprise the base rent plus operating costs which includes taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026. We have obtained subleases for this space. The remaining lease obligations are $25.1 million under these leases as of March 31, 2024.

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

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report. There had been no material changes to these accounting policies during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements

Refer to Note 3, "Recent Accounting Pronouncements," of the Notes to Condensed Financial Statements for accounting pronouncements adopted as of this Quarterly Report. There have been no newly issued accounting pronouncements impacting the Company's unaudited interim condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our primary market risk exposures are interest rate and credit risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. Since our investments may be used to fund operations, we performed sensitivity testing which measures the impact on the fair market value of the investments if a hypothetical 50 basis points increase and decrease in interest rates occurred. The interest rate risk analysis assumes using an immediate and parallel shift in interest rates.

The following table presents our estimate of the impact on fair value based on the scenario discussed above (in thousands):

March 31, 2024
	Change in fair value
Fair value of marketable securities	Down 50 bps	Up 50 bps
$105,234	$284	($284)

Under our current outstanding debt terms, we do not have a risk to rising interest rates as the interest rates are capped at 9% for the term debt and 7% for the revolving loan facility. If a 235-basis point decrease in the 30-day forward looking secured overnight financing rate occurred, we would start to experience a reduction in our interest rate expense from current levels.

Credit Risk

We manage our credit risk within the available-for-sale securities portfolio, by maintaining a well-diversified investment portfolio that limits the investments to certain types of investments such as U.S. Treasury and agency securities, money market funds, commercial paper, Yankee CDs, and high credit quality asset-backed securities and corporate debt securities. In addition, the overall portfolio requires a maximum portfolio duration of one year.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under "Part I, Item 1A—Risk Factors" for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchases of stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	-	-	-	-
February 1 to February 29, 2024	-	-	-	-
March 1 to March 31, 2024(1)(2)	18,386	$12.89	-	-
Totals	18,386	$12.89	-	-
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 15, 2024, Sean Scanlan, the Company's Chief Innovation Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential exercise of vested stock options and the associated sale of up to 80,000 shares of Company common stock underlying such options, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan is scheduled to terminate no later than March 15, 2025.

Item 6. Exhibits.

Exhibit Number	Description
10.1+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on February 27, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

Treace Medical Concepts, Inc.

Date: May 7, 2024	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial Officer)