Form 10-Q
period 2024-06-30
TREACE MEDICAL CONCEPTS, INC.
filed 2024-08-06
CIK 1630627

"333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024, 62,190,356 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

Table of Contents

Special Note Regarding Forward-Looking Statements	1

Part I: Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q ("Quarterly Report"), unless expressly indicated or the context otherwise requires, references to "Treace Medical Concepts," "we," "us," "our," or the "Company," refer to Treace Medical Concepts, Inc. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "assume," "believe," "contemplate," "continue," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "predict," "potential," "positioned," "seek," "should," "slated," "target," "will," "would" and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions, and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors many of which are beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and any subsequent Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission ("SEC"), and this Quarterly Report under "Risk Factors" and elsewhere in this Quarterly Report. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$18,181	$12,982
Marketable securities, short-term	76,865	110,216
Accounts receivable, net of allowance for credit losses of $978 and $980 as of June 30, 2024 and December 31, 2023, respectively	25,559	38,063
Inventories	41,279	29,245
Prepaid expenses and other current assets	9,668	7,853
Total current assets	171,552	198,359
Property and equipment, net	24,245	22,298
Intangible assets, net of accumulated amortization of $950 and $475 as of June 30, 2024 and December 31, 2023, respectively	8,550	9,025
Goodwill	12,815	12,815
Operating lease right-of-use assets	8,775	9,264
Other non-current assets	146	146
Total assets	$226,083	$251,907
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,073	$11,835
Accrued liabilities	13,730	10,458
Accrued commissions	5,931	10,759
Accrued compensation	6,192	7,549
Other liabilities	520	4,432
Total current liabilities	44,446	45,033
Long-term debt, net of discount of $843 and $992 as of June 30, 2024 and December 31, 2023, respectively	53,157	53,008
Operating lease liabilities, net of current portion	16,302	15,891
Other long-term liabilities	37	37
Total liabilities	113,942	113,969
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,194,845 and 61,749,654 issued, and 62,175,241 and 61,749,654 outstanding as of June 30, 2024 and December 31, 2023, respectively	62	62
Additional paid-in capital	286,484	271,973
Accumulated deficit	(174,129)	(134,247)
Accumulated other comprehensive (loss) income	(26)	163
Treasury stock, at cost; 19,604 and 1,218 shares as of June 30, 2024 and December 31, 2023, respectively	(250)	(13)
Total stockholders’ equity	112,141	137,938
Total liabilities and stockholders’ equity	$226,083	$251,907

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$44,455	$41,953	$95,563	$84,148
Cost of goods sold	8,781	7,675	18,908	15,714
Gross profit	35,674	34,278	76,655	68,434
Operating expenses
Sales and marketing	37,681	33,773	78,009	67,428
Research and development	5,157	3,526	10,416	6,938
General and administrative	14,218	10,031	28,580	20,896
Total operating expenses	57,056	47,330	117,005	95,262
Loss from operations	(21,382)	(13,052)	(40,350)	(26,828)
Interest income	1,376	1,968	2,911	3,447
Interest expense	(1,312)	(1,282)	(2,629)	(2,567)
Other income, net	112	95	186	223
Other non-operating income (expense), net	176	781	468	1,103
Net loss	$(21,206)	$(12,271)	$(39,882)	$(25,725)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(95)	(163)	(189)	(192)
Comprehensive loss	$(21,301)	$(12,434)	$(40,071)	$(25,917)

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.20)	$(0.64)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,081,494	61,382,514	61,937,140	60,060,483

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2023	61,749,654	$62	$271,973	$(134,247)	$163	$(13)	$137,938
Issuance of common stock upon exercise of stock options	20,294	—	52	—	—	—	52
Issuance of common stock for vesting of restricted stock units	177,610	—	—	—	—	—	—
Share-based compensation expense	—	—	7,408	—	—	—	7,408
Net loss	—	—	—	(18,676)	—	—	(18,676)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(94)	—	(94)
Shares directly withheld from employees for tax payment	(18,386)	—	—	—	—	(237)	(237)
Balances at March 31, 2024	61,929,172	$62	$279,433	$(152,923)	$69	$(250)	$126,391
Issuance of common stock upon exercise of stock options	209,288	—	311	—	—	—	311
Issuance of common stock for vesting of restricted stock units	36,781	—	—	—	—	—	—
Share-based compensation expense	—	—	6,740	—	—	—	6,740
Net loss	—	—	—	(21,206)	—	—	(21,206)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(95)	—	(95)
Balances at June 30, 2024	62,175,241	$62	$286,484	$(174,129)	$(26)	$(250)	$112,141

Balances at December 31, 2022	55,628,208	$55	$145,221	$(84,720)	$(27)	$—	$60,529
Issuance of common stock upon exercise of stock options	125,890	—	352	—	—	—	352
Issuance of common stock for vesting of restricted stock units	50,415	—	—	—	—	—	—
Share-based compensation expense	—	—	2,692	—	—	—	2,692
Issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	5,476,190	6	107,521	—	—	—	107,527
Net loss	—	—	—	(13,454)	—	—	(13,454)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(29)	—	(29)
Balances at March 31, 2023	61,280,703	$61	$255,786	$(98,174)	$(56)	$—	$157,617
Issuance of common stock upon exercise of stock options	205,244	1	1,179	—	—	—	1,180
Issuance of common stock for vesting of restricted stock units	42,462	—	—	—	—	—	—
Share-based compensation expense	—	—	3,596	—	—	—	3,596
Net loss	—	—	—	(12,271)	—	—	(12,271)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(163)	—	(163)
Balances at June 30, 2023	61,528,409	$62	$260,561	$(110,445)	$(219)	$—	$149,959

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(39,882)	$(25,725)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	4,025	2,019
Provision for allowance for credit losses	2,207	78
Share-based compensation expense	14,148	6,288
Non-cash lease expense	1,182	1,264
Amortization of debt issuance costs	149	148
Accretion (amortization) of discount (premium) on marketable securities, net	(685)	(663)
Other, net	159	5
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	10,297	1,886
Inventory	(12,034)	(6,704)
Prepaid expenses and other assets	185	(1,641)
Operating lease liabilities	(1,291)	1,072
Accounts payable	6,238	(522)
Accrued liabilities	(5,943)	(3,137)
Other, net	127	38
Net cash used in operating activities	(21,118)	(25,594)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(28,711)	(120,957)
Sales and maturities of available-for-sale marketable securities	60,558	55,763
Purchases of property and equipment	(5,656)	(5,709)
Acquisition, net of cash acquired	—	(20,000)
Net cash provided by (used in) investing activities	26,191	(90,903)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	—	107,527
Proceeds from exercise of employee stock options	363	1,532
Taxes from withheld shares	(237)	—
Net cash provided by (used in) financing activities	126	109,059
Net increase (decrease) in cash and cash equivalents	5,199	(7,438)
Cash and cash equivalents at beginning of period	12,982	19,473
Cash and cash equivalents at end of period	$18,181	$12,035

Supplemental disclosure of cash flow information
Cash paid for interest	$2,490	$2,567
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$86	$(13)
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$189	$192
Unsettled matured marketable security and receivable from broker	$2,000	$—

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

In the first quarter of 2024, the Company and RPM-3D evaluated the status of the three milestones and amended the original terms associated with the milestone payments. The maximum amount to be paid upon the achievement of the milestone payments has been reduced from $10.0 million to $8.1 million and is subject to successful completion of the transition services milestone at the first anniversary date of the acquisition. Upon successful completion of the transition services milestone, the payments are scheduled as follows: $6.0 million on July 15, 2024 ($3.5 million for the transition services milestone and $2.5 million for the technological advancements milestone) and $2.1 million on January 15, 2025 ($1 million for the technological advancements milestone and $1.1 million for the patent milestone). No milestone payments would be made if the transition services milestone is not achieved by the acquisition anniversary date. The Company paid RPM-3D $6.0 million on July 15, 2024 upon completion of the transition services milestone.

2. Summary of Significant Accounting Policies

The Company prepared the unaudited interim condensed financial statements included in this report in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") related to quarterly reports on Form 10-Q.

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on

February 27, 2024. The condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2024.

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

Significant estimates and assumptions include valuation of intangible assets and goodwill, reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, deferred tax assets and related valuation allowances, contingencies, and stock-based compensation. The Company had no accrued contingent liabilities as of June 30, 2024 and December 31, 2023.

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

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company’s accounts receivable is derived from revenue earned from customers. On June 30, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable. For the six months ended June 30, 2024 and 2023, there were no customers that represented 10% or more of revenue.

In the second quarter, the Company wrote-off $2.1 million of receivables from a customer that filed for bankruptcy in May 2024 as collection was not likely.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$13,049	$—	$—	$13,049
Short-term marketable securities at fair value
U.S. treasury and government agencies	13,951	3,347	—	17,298
Corporate debt	—	37,539	—	37,539
Asset-backed securities	—	16,976	—	16,976
Yankee CD	—	5,052	—	5,052
Total assets	$27,000	$62,914	$—	$89,914

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$3,160	$—	$—	$3,160
Short-term marketable securities at fair value
U.S. treasury and government agencies	14,005	15,364	—	29,369
Commercial paper	—	2,895	—	2,895
Corporate debt	—	46,586	—	46,586
Asset-backed securities	—	24,756	—	24,756
Yankee CD	—	6,610	—	6,610
Total assets	$17,165	$96,211	$—	$113,376

Liabilities:
Contingent consideration	$—	$—	$2,977	$2,977
Total liabilities	$—	$—	$2,977	$2,977

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

The Company's available-for-sale securities portfolio may consist of investments in U.S. treasury and government agency securities, commercial paper, corporate debt securities, asset-backed securities, and Yankee CDs. Yankee CDs are certificates of deposit issued in the United States by a branch of a foreign bank and are denominated in U.S. dollars. The fair value of Level 1 securities is determined on trade prices in active markets for identical assets. The fair value of Level 2 securities is determined using valuation models using inputs that are observable either directly or indirectly, such as quoted prices for similar assets, interest rates, yield curves, credit spreads, default rates, loss severity, broker and dealer quotes, as well as other relevant economic measures. The Level 3 contingent consideration was recorded at fair value on the date of the acquisition and thereafter based on the consideration expected to be transferred on the projected payment date estimated as the probability weighted future cash flows, discounted back to the present value. This calculation uses unobservable inputs that reflect the Company's own assumptions as to the ability of the acquired business to meet the targeted benchmarks and the discount rate used in the determination of fair value.

Fair value as of December 31, 2023	$2,977
Change in fair value prior to contract modification	53
Reclassification of contingent consideration due to contract modification	(3,030)
Fair value as of June 30, 2024	$-

Contingent consideration is included in other liabilities on the Condensed Balance Sheets. As of December 31, 2023, the balance was classified as current due to the timing of the expected payment. The change in fair value for the contingent consideration related to the technological advancements milestone payment was classified as research and development expense within the Condensed Statements of Operations and Comprehensive Loss.

During the first quarter of 2024, the Company renegotiated with RPM-3D the terms for payment of the technological advancements milestone that was initially accounted for as contingent consideration. The renegotiated contract specifies that the technological advancements milestone payment will not be paid unless the transition services milestone is achieved. The technological advancements milestone payment is now tied to the continued service of key individuals from the date of the new contract until the transition services milestone determination date (which is the first anniversary date of the acquisition). Therefore, the Company is no longer accounting for the technological advancements milestone payment as contingent consideration at fair value, but rather as research and development expense over the remaining service period. The Company expects to pay the full amount for the technological advancements milestone of $3.5 million, of which $2.5 million was paid on July 15, 2024 and the remaining $1.0 million will be paid on January 15, 2025. See Note 1, "Formation and Business of the Company," of the Notes to Condensed Financial Statements for additional information on the acquisition of RPM-3D.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Cash	$5,132	$9,822
Cash equivalents:
Money market funds	13,049	3,160
Total cash and cash equivalents	$18,181	$12,982

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$17,313	$—	$(15)	$17,298
Corporate debt	37,536	31	(28)	37,539
Asset-backed securities	16,990	7	(21)	16,976
Yankee CD	5,052	—	—	5,052
Total marketable securities - short-term	$76,891	$38	$(64)	$76,865

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$29,377	$8	$(16)	$29,369
Commercial paper	2,893	2	—	2,895
Corporate debt	46,467	123	(4)	46,586
Asset-backed securities	24,712	56	(12)	24,756
Yankee CD	6,604	7	(1)	6,610
Total marketable securities - short-term	$110,053	$196	$(33)	$110,216

As of June 30, 2024, there were no available-for-sale securities with unrealized losses greater than 12 months. There was not an allowance for credit losses required for available-for-sale securities as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the three and six months ended June 30, 2024 and 2023, there were no material gains or losses from sales of available-for-sale securities.

As of June 30, 2024 and December 31, 2023, accrued interest of $0.9 million and $1.1 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Condensed Balance Sheets.

As of June 30, 2024, all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Furniture and fixtures	$2,563	$2,494
Construction in progress	405	1,115
Machinery and equipment	2,980	2,423
Capitalized surgical equipment[1]	18,936	14,253
Computer equipment	1,103	1,020
Leasehold improvements	10,122	9,425
Software and website development	434	316
Total property and equipment	36,543	31,046
Less: accumulated depreciation and amortization	(12,298)	(8,748)
Property and equipment, net	$24,245	$22,298

1 Capitalized surgical equipment includes $15.7 million and $12.2 million that is ready for its intended use and have started depreciating and $3.2 million and $2.1 million that is not ready for its intended use and have not started depreciation as of June 30, 2024 and December 31, 2023, respectively.

Depreciation and amortization expense on property and equipment was $1.9 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment was $3.6 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

The Company did not record impairment charges for its property and equipment, net for the six months ended June 30, 2024 and 2023.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued royalties expense	$1,567	$2,305
Accrued interest	407	417
Accrued professional services	634	424
Accrued compensation expense for RPM-3D earn-out	8,125	3,340
Other accrued expense	2,997	3,972
Total accrued liabilities	$13,730	$10,458

Other liabilities

Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Current portion of operating lease liabilities	$393	$1,404
Contingent consideration	—	2,977
Other	127	51
Total other liabilities	$520	$4,432

Due to renegotiated terms, the Company is no longer classifying the technological advancements milestone as contingent consideration. See discussion of RPM3-D renegotiation in Note 4, "Fair Value Measurements," of the Notes to Condensed Financial Statements.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Revolving line of credit
MidCap revolving loan facility	$4,000	$4,000
Term loans
MidCap term loan facility	50,000	50,000
Total term and revolving loans	54,000	54,000
Less: debt discount and issuance costs	(843)	(992)
Total long-term debt, net	$53,157	$53,008

As of June 30, 2024, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2024	$—
2025	—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(843)
Total long-term debt, net	$53,157

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust ("MidCap"), providing up to $120.0 million in a term loan facility and a $30.0 million revolving loan facility.

The term loan facility provides for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At term loan closing, the Company drew $50.0 million under tranche one. At June 30, 2024, there is one tranche available for $20.0 million, subject to the achievement of certain revenue targets.

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. On June 30, 2024, the borrowing base allows a total of $17.0 million available to the Company under the revolving loan facility. The balance drawn as of June 30, 2024 is $4.0 million under the revolving loan facility. The Company may request an increase in the revolving loan facility up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility ("Lockbox Deductions"). As of June 30, 2024, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan and the revolving loan facility are accruing interest as of June 30, 2024 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company’s election to extend the initial interest-only period by 12 months to 60 months total if the Company’s trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by substantially all of the Company’s assets, including intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant on June 30, 2024.

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

As of June 30, 2024 and 2023, the Company has royalty agreements with certain members of its surgeon advisory board. The Company recognized royalty expense of $1.4 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and $3.2 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the aggregate royalty rate was 3.3% and 3.7%, respectively. For the six months ended June 30, 2024 and 2023, the aggregate royalty rate was 3.3% and 3.8%, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued contingent liabilities as of June 30, 2024 and December 31, 2023.

8. Stockholders’ Equity

Stock Options

During the six months ended June 30, 2024 and 2023, the Company granted stock options to employees to purchase an aggregate of 852,220 and 771,785 shares of the Company’s common stock, respectively. The weighted-average grant-date fair value of the employee stock options granted during the six months ended June 30, 2024 and 2023 was $4.96 and $10.63 per share, respectively.

Restricted Stock Units

During the six months ended June 30, 2024 and 2023, the Company granted 1,611,642 and 651,396 restricted stock units ("RSUs"), respectively. The weighted average grant-date fair value of RSUs granted during the six months ended June 30, 2024 and 2023 was $12.54 and $24.26, respectively.

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

During the six months ended June 30, 2024, the Company granted performance stock units ("PSUs") for 453,375 shares at target performance levels. The weighted average grant-date fair value of the PSUs granted during the six months ended June 30, 2024 was $18.89.

Share-Based Compensation Expense

Share-based compensation expense is reflected in operating expenses in the Condensed Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$91	$53	$181	$129
Sales and marketing expense	1,591	1,063	3,288	1,885
Research and development expense	1,016	375	2,022	632
General and administrative expense	4,042	2,105	8,657	3,642
Total	$6,740	$3,596	$14,148	$6,288

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and six months ended June 30, 2024 and 2023, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(21,206)	$(12,271)	$(39,882)	$(25,725)
Denominator
Weighted-average common stock outstanding, basic and diluted	62,081,494	61,382,514	61,937,140	60,060,483
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.20)	$(0.64)	$(0.43)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2024	2023
Common stock options issued and outstanding	7,860,147	7,529,046
Unvested full value awards	2,500,729	1,107,408
Total	10,360,876	8,636,454

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

As of June 30, 2024, we had cash and cash equivalents of $18.2 million and marketable securities of $76.9 million available for sale to fund operations, an accumulated deficit of $174.1 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

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

Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we have dedicated meaningful resources and believe that by early 2025 will have our sales force and management team in place that can support our future growth as well as our patient focused outreach and education campaigns.

In research and development, our team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. In 2023, in addition to the acquisition of the assets of RPM-3D, we began the market release of (1) the SpeedPlate fixation platform, which can be used in the Lapiplasty and Adductoplasty Procedures, as well as other common bone fusion procedures of the foot, (2) the Hammertoe PEEK Fixation System designed to address hammertoe, claw toe and mallet toe deformities, which often present concomitantly with bunions, and (3) LapiTome and RazorTome Osteotomes, which are sterile, single-use instruments that are designed to facilitate more efficient removal and release of bone slices and soft tissue in Lapiplasty and Adductoplasty cases. In 2024 and 2025, we plan to introduce a series of new products designed to address the evolving needs of bunion surgeons and their patients. We intend to continue to invest in research and development to support the new product innovations.

Adoption of the Lapiplasty System and other products

The growth of our business depends on our ability to gain broader acceptance of the Lapiplasty System as well as our other existing products and the new systems that we intend to introduce by successfully marketing and distributing these products. While surgeon adoption of the Lapiplasty Procedure and our other products and procedures remains critical to supporting procedure growth, hospital and ambulatory surgery center facility approvals are necessary for both existing and future surgeon customers to access our products. To facilitate greater access to our products and support future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with the Lapiplasty System as well as new systems we plan to introduce, supported by our robust portfolio of clinical data on our existing procedures and additional clinical data we expect to develop on our new products. If we are unable to successfully continue to commercialize our Lapiplasty System and to successfully introduce new products, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through the use of our cash and cash equivalents, marketable securities, and expected revenues. We may also raise funds by incurring debt and through offerings of our capital stock.

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

No single customer accounted for 10% or more of our revenue during the six months ended June 30, 2024. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our product offerings, sales territories, new accounts and trained physician base and as existing physician customers perform more Lapiplasty and other procedures using our products, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality and the macro-economic environment.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, sales commissions and share-based compensation, related to selling and marketing functions, surgical instrument expense, physician education programs, training, shipping costs related to sending products to our sales representatives, travel expenses, marketing initiatives including our direct-to-patient outreach program and advertising, market research and analysis and conferences and trade shows. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to support sales and marketing efforts, though it may fluctuate from quarter to quarter.

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

General and Administrative

General and administrative expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, and share-based compensation, related to finance, information technology, legal and human resource functions, as well as professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We have the infrastructure and personnel in place to support the growth of our organization.

Interest Income

Interest income consists of interest received on our money market funds and marketable securities.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount and issuance costs related to outstanding borrowings.

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue	$44,455	$41,953	$2,502	6.0%	$95,563	$84,148	$11,415	13.6%
Cost of goods sold	8,781	7,675	1,106	14.4%	18,908	15,714	3,194	20.3%
Gross profit	35,674	34,278	1,396	4.1%	76,655	68,434	8,221	12.0%
Operating expenses
Sales and marketing	37,681	33,773	3,908	11.6%	78,009	67,428	10,581	15.7%
Research and development	5,157	3,526	1,631	46.3%	10,416	6,938	3,478	50.1%
General and administrative	14,218	10,031	4,187	41.7%	28,580	20,896	7,684	36.8%
Total operating expenses	57,056	47,330	9,726	20.5%	117,005	95,262	21,743	22.8%
Loss from operations	(21,382)	(13,052)	(8,330)	63.8%	(40,350)	(26,828)	(13,522)	50.4%
Interest income	1,376	1,968	(592)	(30.1%)	2,911	3,447	(536)	(15.5%)
Interest expense	(1,312)	(1,282)	(30)	2.3%	(2,629)	(2,567)	(62)	2.4%
Other income, net	112	95	17	17.9%	186	223	(37)	(16.6%)
Other non-operating income (expense), net	176	781	(605)	(77.5%)	468	1,103	(635)	(57.6)%
Net loss	$(21,206)	$(12,271)	$(8,935)	72.8%	$(39,882)	$(25,725)	$(14,157)	55.0%

Comparison of the three months ended June 30, 2024 and 2023

Revenue. Revenue increased by $2.5 million, or 6.0%, for the three months ended June 30, 2024 as compared to the same period in 2023. The increase was driven primarily by a product mix shift that resulted from increased adoption of newer technologies and an increase in our active surgeon base.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $1.1 million, or 14.4%, for the three months ended June 30, 2024 as compared to the same period in 2023. The increase in cost of goods sold was primarily due to a $0.7 million increase in direct costs of goods sold resulting from increased sales and a $0.4 million increase in allocations of payroll and related costs. During the three months ended June 30, 2024, gross profit increased by $1.4 million, or 4.1%, as compared to the same period in 2023, due to increased revenue from a product mix shift. Gross profit margin for the three months ended June 30, 2024 decreased from 81.7% to 80.2%, as compared to the same period in 2023, primarily due to a product mix shift to newer products, an increase in allocations of payroll and related costs, and an increase in inventory provisions, partially offset by lower royalty rates.

Sales and Marketing Expenses. Sales and marketing expenses increased by $3.9 million, or 11.6%, for the three months ended June 30, 2024 as compared to the same period in 2023. Sales and marketing expenses increased due to $3.7 million in higher payroll and related expenses primarily from increased headcount of sales and marketing personnel, including stock compensation expense, an increase of $0.9 million in commissions due to higher sales, and an increase of $0.3 million in surgical instrument expense due to an increase in volume of surgical instruments, partially offset by a decrease of $0.5 million due to lower advertising fees for direct to consumer campaigns, and a decrease of $0.4 million due to lower costs for conferences and events. Of the $3.7 million increase in payroll and related expenses, $0.9 million was related to a non-recurring restructuring charge that includes severance and other post-employment benefits.

Research and Development Expenses. R&D expenses increased by $1.6 million, or 46.3%, for the three months ended June 30, 2024 as compared to the same period in 2023. The increase in R&D expenses was primarily due to a $1.1 million increase in payroll and related costs resulting from increased headcount of research and development personnel, including stock compensation expense, and a $0.3 million increase related to the technological advancements milestone obligation from our acquisition of RPM-3D.

General and Administrative Expenses. General and administrative expenses increased by $4.2 million, or 41.7%, for the three months ended June 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was due to a $2.0 million increase in the provision for allowance for credit losses that includes a $2.1 million write-off of receivables due from a customer that filed bankruptcy in the second quarter, $1.4 million in higher payroll and related costs, primarily due to higher stock compensation expense, a $0.6 million increase in professional services primarily related to legal fees, and a $0.3 million increase in amortization of finite-lived intangible assets from our acquisition of RPM-3D.

Interest Income. Interest income decreased $0.6 million during the three months ended June 30, 2024. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period as we fund current operations.

Comparison of the six months ended June 30, 2024 and 2023

Revenue. Revenue increased by $11.4 million, or 13.6%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was driven primarily by a product mix shift that resulted from increased adoption of newer technologies and an increase in our active surgeon base.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $3.2 million, or 20.3%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase in cost of goods sold was primarily due to a $2.3 million increase in direct costs of goods sold resulting from increased sales, a $0.5 million increase in allocations of payroll and related costs, and a $0.3 million increase in inventory provisions. During the six months ended June 30, 2024, gross profit increased by $8.2 million, or 12.0%, as compared to the same period in 2023, due to increased sales. Gross profit margin for the six months ended June 30, 2024 decreased from 81.3% to 80.2%, as compared to the same period in 2023, primarily due to a product mix shift to newer products, an increase in allocations of payroll and related costs, and an increase in inventory provisions, partially offset by lower royalty rates.

Sales and Marketing Expenses. Sales and marketing expenses increased by $10.6 million, or 15.7%, for the six months ended June 30, 2024 as compared to the same period in 2023. Sales and marketing expenses increased due to $8.3 million in higher payroll and related expenses primarily from increased headcount of sales and marketing personnel, including stock compensation expense, an increase of $0.9 million in surgical instrument expense due to an increase in volume of surgical instruments, an increase of $0.8 million due to higher costs for conferences and events due to an expanding sales force and surgeon base, and a $0.6 million increase in commissions due to higher sales. Of the $8.3 million increase in payroll and related expenses, $0.9 million was related to a non-recurring restructuring charge that includes severance and other post-employment benefits.

Research and Development Expenses. R&D expenses increased by $3.5 million, or 50.1%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase in R&D expenses was primarily due to a $2.7 million increase in payroll and related costs resulting from increased headcount of research and development personnel, including stock compensation expense, and a $0.5 million increase related to the technological advancements milestone obligation from our acquisition of RPM-3D.

General and Administrative Expenses. General and administrative expenses increased by $7.7 million, or 36.8%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily related to $4.6 million in higher payroll and related costs, primarily due to higher stock compensation expense, a $2.1 million increase in the provision for allowance for credit losses that includes a $2.1 million write-off of receivables due from a customer that filed bankruptcy in the second quarter, a $1.0 million increase in compensation expense related to the milestone obligations for our acquisition of RPM-3D, and a $0.5 million increase in amortization of finite-lived intangible assets from our acquisition of RPM-3D, partially offset by a $0.8 million decrease in legal fees.

Interest Income. Interest income decreased $0.5 million during the six months ended June 30, 2024. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period as we fund current operations.

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

As of June 30, 2024, we had cash and cash equivalents of $18.2 million and marketable securities of $76.9 million available for sale, an accumulated deficit of $174.1 million and $54.0 million principal outstanding under the term and revolving loans with MidCap. We believe that our existing cash and cash equivalents, marketable securities and available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the issuance of our condensed financial statements. We may be required or decide to raise additional financing to support further growth of our operations.

Funding Requirements

We use our cash, marketable securities, and revenues to fund our operations, which primarily include the costs of manufacturing our Lapiplasty, Adductoplasty, and, SpeedPlate Systems, and other ancillary products, as well as our sales and marketing, R&D, and general and administrative expenses. We expect our sales and marketing expenses to increase as we continue to support sales and marketing efforts. We also expect R&D expenses to increase as we continue to hire personnel and invest in next-generation innovations of our existing products and new products. The timing and amount of our operating and capital expenditures will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(21,118)	$(25,594)
Investing activities	26,191	(90,903)
Financing activities	126	109,059
Net increase (decrease) in cash and cash equivalents	$5,199	$(7,438)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $21.1 million, consisting primarily of a net loss of $39.9 million, adjusted for non-cash charges of $21.3 million and an increase in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $14.1 million, depreciation and amortization expense of $4.0 million, provision for allowance for credit losses of $2.2 million primarily due to a significant customer that filed for bankruptcy, and non-cash lease expense of $1.2 million. The increase in net operating assets was primarily due to an increase of $12.0 million in inventories to meet demand for new products and a decrease of $5.9 million in accrued liabilities due to timing of payments, and a $1.3 million decrease to operating lease liabilities, partially offset by a $10.3 million decrease in accounts receivable from higher sales in the fourth quarter of 2023 and an increase of $6.2 million in accounts payable due to timing of payments.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $26.2 million for the six months ended June 30, 2024, consisting primarily of $60.6 million in sales and maturities of available for sale marketable securities, partially offset by $28.7 million in purchases of available for sale marketable securities and $5.7 million in purchases of property and equipment. The net of marketable securities sales and maturities and purchases of $31.9 million were primarily used to fund our current operations and provide additional liquidity for the third quarter. The purchases in property and equipment included $4.9 million in capitalized surgical instruments for the reusable instrument trays related to new products, and $0.8 million for equipment and leasehold improvements to support the growth of our business.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024, consisting primarily of $0.4 million in proceeds from stock option exercises, partially offset by $0.2 million of shares repurchased for tax withholding on vested RSUs.

Net cash provided by financing activities was $109.1 million for the six months ended June 30, 2023, consisting primarily of $107.5 million of net cash proceeds from our public offering of common stock and $1.5 million from exercise of stock options.

Royalty Agreements

We recognized royalty expense of $1.4 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and $3.2 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the aggregate royalty rate was 3.3% and 3.7%, respectively. For the six months ended June 30, 2024 and 2023, the aggregate royalty rate was 3.3% and 3.8%, respectively. Each of the royalty agreements with our surgeon consultants prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which includes taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026. We have obtained subleases for this space. The remaining lease obligations are $24.5 million under these leases as of June 30, 2024.

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

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report. There had been no material changes to these accounting policies during the six months ended June 30, 2024.

Recently Issued Accounting Pronouncements

Refer to Note 3, "Recent Accounting Pronouncements," of the Notes to Condensed Financial Statements for new accounting pronouncements not yet adopted as of this Quarterly Report.

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

The following table presents our estimate of the impact on fair value based on the scenario discussed above (in thousands):

June 30, 2024
	Change in fair value
Fair value of marketable securities	Down 50 bps	Up 50 bps
$89,914	$147	($146)

Under our current outstanding debt terms, we do not have a risk to rising interest rates as the interest rates are capped at 9% for the term debt and 7% for the revolving loan facility. If a 244-basis point decrease in the 30-day forward looking secured overnight financing rate occurred, we would start to experience a reduction in our interest rate expense from current levels.

Credit Risk

We manage our credit risk within the available-for-sale securities portfolio by maintaining a well-diversified investment portfolio that limits the investments to certain types of investments, such as U.S. Treasury and agency securities, money market funds, commercial paper, Yankee CDs, and high credit quality asset-backed securities and corporate debt securities. In addition, the overall portfolio requires a maximum portfolio duration of one year.

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

Treace Medical Concepts, Inc.

Date: August 6, 2024	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial Officer)