Form 10-Q
period 2024-09-30
TREACE MEDICAL CONCEPTS, INC.
filed 2024-11-05
CIK 1630627

0."333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, 62,297,078 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
•
the impact of surgical facility restrictions on elective procedures in response to recent hurricane-related shortages of IV fluids and other products used in bunion corrective surgeries;
•
the anticipated pace of growth in the foot and ankle market and our ability to increase our market share;
•
our ability to control and reduce expenses to help offset changes in revenue growth rates and other events;
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
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing or refinance outstanding debt;
•
our expected uses of our existing cash, cash equivalents and marketable securities and the sufficiency of such resources to fund our planned operations;
•
the impact on our operations, business, supply chain, patient demand for elective surgeries, and hospital and surgeon availability as a result of natural or other disasters, including hurricanes such as the recent Hurricane Helene, floods, tornadoes and other climate-related events, power loss, strikes or other events beyond our control;
•
our ability to retain and recruit key personnel and optimize our existing sales and marketing infrastructure;
•
our ability to obtain an adequate supply of materials and components for our products, some of which are single-source suppliers;
•
our ability to obtain and maintain intellectual property protection for our products;

•
our ability to protect and enforce our intellectual property, and the time and expense involved in monitoring unauthorized uses of our intellectual property, including in connection with the lawsuit we initiated in October 2024;
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
•
the impact of failures, defaults or instability of financial institutions where we have cash accounts; and
•
the effect of any infectious disease outbreak and its impact or potential impact on our business or on the healthcare industry, particularly elective surgeries where our products are used.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$12,110	$12,982
Marketable securities, short-term	70,689	110,216
Accounts receivable, net of allowance for credit losses of $743 and $980 as of September 30, 2024 and December 31, 2023, respectively	24,177	38,063
Inventories	43,611	29,245
Prepaid expenses and other current assets	7,015	7,853
Total current assets	157,602	198,359
Property and equipment, net	25,168	22,298
Intangible assets, net of accumulated amortization of $1,188 and $475 as of September 30, 2024 and December 31, 2023, respectively	8,312	9,025
Goodwill	12,815	12,815
Operating lease right-of-use assets	8,569	9,264
Other non-current assets	458	146
Total assets	$212,924	$251,907
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,649	$11,835
Accrued liabilities	8,098	10,458
Accrued commissions	5,347	10,759
Accrued compensation	5,598	7,549
Other liabilities	571	4,432
Total current liabilities	38,263	45,033
Long-term debt, net of discount of $769 and $992 as of September 30, 2024 and December 31, 2023, respectively	53,231	53,008
Operating lease liabilities, net of current portion	16,487	15,891
Other long-term liabilities	37	37
Total liabilities	108,018	113,969
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,294,975 and 61,749,654 issued, and 62,275,371 and 61,749,654 outstanding as of September 30, 2024 and December 31, 2023, respectively	62	62
Additional paid-in capital	294,392	271,973
Accumulated deficit	(189,489)	(134,247)
Accumulated other comprehensive (loss) income	191	163
Treasury stock, at cost; 19,604 and 1,218 shares as of September 30, 2024 and December 31, 2023, respectively	(250)	(13)
Total stockholders’ equity	104,906	137,938
Total liabilities and stockholders’ equity	$212,924	$251,907

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$45,086	$40,758	$140,649	$124,906
Cost of goods sold	8,954	7,998	27,862	23,712
Gross profit	36,132	32,760	112,787	101,194
Operating expenses
Sales and marketing	32,775	33,542	110,784	100,970
Research and development	4,963	4,350	15,379	11,288
General and administrative	13,528	12,686	42,108	33,582
Total operating expenses	51,266	50,578	168,271	145,840
Loss from operations	(15,134)	(17,818)	(55,484)	(44,646)
Interest income	1,067	1,570	3,978	5,017
Interest expense	(1,313)	(1,296)	(3,942)	(3,863)
Other income, net	20	23	206	246
Other non-operating income (expense), net	(226)	297	242	1,400
Net loss	$(15,360)	$(17,521)	$(55,242)	$(43,246)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	217	71	28	(121)
Comprehensive loss	$(15,143)	$(17,450)	$(55,214)	$(43,367)

Net loss per share, basic and diluted	$(0.25)	$(0.28)	$(0.89)	$(0.71)
Weighted-average shares used in computing net loss per share, basic and diluted	62,229,463	61,562,494	62,035,293	60,566,655

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2023	61,749,654	$62	$271,973	$(134,247)	$163	$(13)	$137,938
Issuance of common stock upon exercise of stock options	20,294	—	52	—	—	—	52
Issuance of common stock for vesting of restricted stock units	177,610	—	—	—	—	—	—
Share-based compensation expense	—	—	7,408	—	—	—	7,408
Net loss	—	—	—	(18,676)	—	—	(18,676)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(94)	—	(94)
Shares directly withheld from employees for tax payment	(18,386)	—	—	—	—	(237)	(237)
Balances at March 31, 2024	61,929,172	$62	$279,433	$(152,923)	$69	$(250)	$126,391
Issuance of common stock upon exercise of stock options	209,288	—	311	—	—	—	311
Issuance of common stock for vesting of restricted stock units	36,781	—	—	—	—	—	—
Share-based compensation expense	—	—	6,740	—	—	—	6,740
Net loss	—	—	—	(21,206)	—	—	(21,206)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(95)	—	(95)
Balances at June 30, 2024	62,175,241	$62	$286,484	$(174,129)	$(26)	$(250)	$112,141
Issuance of common stock upon exercise of stock options	35,371	—	8	—	—	—	8
Issuance of common stock for vesting of restricted stock units	64,759	—	—	—	—	—	—
Share-based compensation expense	—	—	7,900	—	—	—	7,900
Net loss	—	—	—	(15,360)	—	—	(15,360)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	217	—	217
Balances at September 30, 2024	62,275,371	$62	$294,392	$(189,489)	$191	$(250)	$104,906

Balances at December 31, 2022	55,628,208	$55	$145,221	$(84,720)	$(27)	$—	$60,529
Issuance of common stock upon exercise of stock options	125,890	—	352	—	—	—	352
Issuance of common stock for vesting of restricted stock units	50,415	—	—	—	—	—	—
Share-based compensation expense	—	—	2,692	—	—	—	2,692
Issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	5,476,190	6	107,521	—	—	—	107,527
Net loss	—	—	—	(13,454)	—	—	(13,454)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(29)	—	(29)
Balances at March 31, 2023	61,280,703	$61	$255,786	$(98,174)	$(56)	$—	$157,617
Issuance of common stock upon exercise of stock options	205,244	1	1,179	—	—	—	1,180
Issuance of common stock for vesting of restricted stock units	42,462	—	—	—	—	—	—
Share-based compensation expense	—	—	3,596	—	—	—	3,596
Net loss	—	—	—	(12,271)	—	—	(12,271)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(163)	—	(163)
Balances at June 30, 2023	61,528,409	$62	$260,561	$(110,445)	$(219)	$—	$149,959
Issuance of common stock upon exercise of stock options	46,001	—	159	—	—	—	159
Issuance of common stock for vesting of restricted stock units	32,516	—	—	—	—	—	—
Share-based compensation expense	—	—	5,192	—	—	—	5,192
Net loss	—	—	—	(17,521)	—	—	(17,521)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	71	—	71
Balances at September 30, 2023	61,606,926	$62	$265,912	$(127,966)	$(148)	$—	$137,860

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(55,242)	$(43,246)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	6,182	3,583
Provision for allowance for credit losses	2,381	79
Share-based compensation expense	22,048	11,480
Non-cash lease expense	607	1,868
Amortization of debt issuance costs	223	223
Accretion (amortization) of discount (premium) on marketable securities, net	(918)	(1,031)
Other, net	180	164
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	11,505	4,121
Inventory	(14,366)	(9,915)
Prepaid expenses and other assets	838	(1,028)
Other non-current assets	(312)	—
Operating lease liabilities	(147)	497
Accounts payable	6,814	12
Accrued liabilities	(12,753)	(1,954)
Other, net	—	40
Net cash provided by (used in) operating activities	(32,960)	(35,107)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(52,890)	(140,075)
Sales and maturities of available-for-sale marketable securities	93,363	82,979
Purchases of property and equipment	(8,519)	(9,210)
Acquisition, net of cash acquired	—	(20,000)
Net cash provided by (used in) investing activities	31,954	(86,306)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	—	107,527
Proceeds from exercise of employee stock options	371	1,691
Taxes from withheld shares	(237)	—
Net cash provided by (used in) financing activities	134	109,218
Net increase (decrease) in cash and cash equivalents	(872)	(12,195)
Cash and cash equivalents at beginning of period	12,982	19,473
Cash and cash equivalents at end of period	$12,110	$7,278

Supplemental disclosure of cash flow information
Cash paid for interest	$3,732	$3,863
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$88	$(22)
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$(28)	$121
Unsettled marketable security purchase and payable to broker	$—	$(1,100)
Unsettled matured marketable security and receivable from broker	$—	$6,000

The accompanying notes are an integral part of these condensed financial statements.

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

Acquisition of RedPoint Medical3D

On June 12, 2023 (the "closing date"), the Company acquired certain assets of MIOS Marketing, LLC d/b/a RedPoint Medical3D ("RPM-3D"), a medical technology company offering pre-operative planning and patient-specific guides designed to deliver accurate surgical correction of deformities tailored to the patient's unique foot anatomy. RPM-3D's 22 patent applications further expanded and reinforced the Company's global intellectual property portfolio covering technologies for the correction of bunion and related deformities.

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

In the first quarter of 2024, the Company and RPM-3D evaluated the status of the three milestones and amended the original terms associated with the milestone payments. The maximum amount to be paid upon the achievement of the milestone payments has been reduced from $10.0 million to $8.1 million and is subject to successful completion of the transition services milestone at the first anniversary date of the acquisition. Upon successful completion of the transition services milestone, the payments were scheduled as follows: $6.0 million on July 15, 2024 ($3.5 million for the transition services milestone and $2.5 million for the technological advancements milestone) and $2.1 million on January 15, 2025 ($1.0 million for the technological advancements milestone and $1.1 million for the patent milestone). No milestone payments would have been made if the transition services milestone was not achieved by the acquisition anniversary date. The Company paid RPM-3D $6.0 million on July 15, 2024 upon completion of the transition services milestone.

2. Summary of Significant Accounting Policies

The Company prepared the unaudited interim condensed financial statements included in this report in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") related to quarterly reports on Form 10-Q.

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on

February 27, 2024. The condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2024.

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

Significant estimates and assumptions include valuation of intangible assets and goodwill, reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, deferred tax assets and related valuation allowances, contingencies, and stock-based compensation. The Company had no accrued contingent liabilities as of September 30, 2024 and December 31, 2023.

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

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company’s accounts receivable is derived from revenue earned from customers. On September 30, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable. For the nine months ended September 30, 2024 and 2023, there were no customers that represented 10% or more of revenue.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – The following assets and liabilities are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$7,775	$—	$—	$7,775
Short-term marketable securities at fair value
U.S. treasury and government agencies	10,635	1,000	—	11,635
Corporate debt	—	39,200	—	39,200
Asset-backed securities	—	16,698	—	16,698
Yankee CD	—	3,156	—	3,156
Total assets	$18,410	$60,054	$—	$78,464

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$3,160	$—	$—	$3,160
Short-term marketable securities at fair value
U.S. treasury and government agencies	14,005	15,364	—	29,369
Commercial paper	—	2,895	—	2,895
Corporate debt	—	46,586	—	46,586
Asset-backed securities	—	24,756	—	24,756
Yankee CD	—	6,610	—	6,610
Total assets	$17,165	$96,211	$—	$113,376

Liabilities:
Contingent consideration	$—	$—	$2,977	$2,977
Total liabilities	$—	$—	$2,977	$2,977

The carrying amounts of the Company's money market funds classified as cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair value due to the short-term nature of these assets and liabilities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the debt approximates fair value.

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

Fair value as of December 31, 2023	$2,977
Change in fair value prior to contract modification	53
Reclassification of contingent consideration due to contract modification	(3,030)
Fair value as of September 30, 2024	$-

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

During the first quarter of 2024, the Company renegotiated with RPM-3D the terms for payment of the technological advancements milestone that was initially accounted for as contingent consideration. The renegotiated contract specifies that the technological advancements milestone payment will not be paid unless the transition services milestone is achieved. The technological advancements milestone payment is now tied to the continued service of key individuals from the date of the new contract until the transition services milestone determination date (which is the first anniversary date of the acquisition). Therefore, the Company is no longer accounting for the technological advancements milestone payment as contingent consideration at fair value, but rather as research and development expense over the remaining service period. The Company expects to pay the full amount for the technological advancements milestone of $3.5 million, of which $2.5 million was paid on July 15, 2024 and the remaining $1.0 million will be paid on January 15, 2025. See Note 1, "Formation and Business of the Company" of the Notes to Condensed Financial Statements for additional information on the acquisition of RPM-3D.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Cash	$4,335	$9,822
Cash equivalents:
Money market funds	7,775	3,160
Total cash and cash equivalents	$12,110	$12,982

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$11,621	$14	$—	$11,635
Corporate debt	39,074	126	—	39,200
Asset-backed securities	16,647	51	—	16,698
Yankee CD	3,156	—	—	3,156
Total marketable securities - short-term	$70,498	$191	$—	$70,689

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$29,377	$8	$(16)	$29,369
Commercial paper	2,893	2	—	2,895
Corporate debt	46,467	123	(4)	46,586
Asset-backed securities	24,712	56	(12)	24,756
Yankee CD	6,604	7	(1)	6,610
Total marketable securities - short-term	$110,053	$196	$(33)	$110,216

As of September 30, 2024, there were no available-for-sale securities with unrealized losses greater than 12 months. There was not an allowance for credit losses required for available-for-sale securities as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the three and nine months ended September 30, 2024 and 2023, there were no material gains or losses from sales of available-for-sale securities.

As of September 30, 2024 and December 31, 2023, accrued interest of $0.6 million and $1.1 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Condensed Balance Sheets.

As of September 30, 2024, all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Furniture and fixtures	$2,565	$2,494
Construction in progress	686	1,115
Machinery and equipment	3,052	2,423
Capitalized surgical equipment[1]	20,878	14,253
Computer equipment	1,115	1,020
Leasehold improvements	10,244	9,425
Software and website development	682	316
Total property and equipment	39,222	31,046
Less: accumulated depreciation and amortization	(14,054)	(8,748)
Property and equipment, net	$25,168	$22,298

1 Capitalized surgical equipment includes $16.6 million and $12.2 million that is ready for its intended use and have started depreciating and $4.3 million and $2.1 million that is not ready for its intended use and have not started depreciation as of September 30, 2024 and December 31, 2023, respectively.

Depreciation and amortization expense on property and equipment was $1.9 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment was $5.5 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company did not record impairment charges for its property and equipment, net for the nine months ended September 30, 2024 and 2023.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued royalties expense	$1,568	$2,305
Accrued interest	403	417
Accrued professional services	945	424
Accrued compensation expense for RPM-3D earn-out	2,125	3,340
Other accrued expense	3,057	3,972
Total accrued liabilities	$8,098	$10,458

Other liabilities

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Current portion of operating lease liabilities	$403	$1,404
Contingent consideration	—	2,977
Other	168	51
Total other liabilities	$571	$4,432

Due to renegotiated terms, the Company is no longer classifying the technological advancements milestone as contingent consideration. See discussion of RPM-3D renegotiation in Note 4, "Fair Value Measurements" of the Notes to Condensed Financial Statements.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Revolving line of credit
MidCap revolving loan facility	$4,000	$4,000
Term loans
MidCap term loan facility	50,000	50,000
Total term and revolving loans	54,000	54,000
Less: debt discount and issuance costs	(769)	(992)
Total long-term debt, net	$53,231	$53,008

As of September 30, 2024, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2024	$—
2025	—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(769)
Total long-term debt, net	$53,231

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust ("MidCap"), providing up to $120.0 million in a term loan facility and a $30.0 million revolving loan facility.

The term loan facility provides for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At term loan closing, the Company drew $50.0 million under tranche one. At September 30, 2024, there is one tranche available for $20.0 million, subject to the achievement of certain revenue targets.

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. On September 30, 2024, the borrowing base allows a total of $16.7 million available to the Company under the revolving loan facility. The balance drawn as of September 30, 2024 is $4.0 million under the revolving loan facility. The Company may request an increase in the revolving loan facility up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility ("Lockbox Deductions"). As of September 30, 2024, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan and the revolving loan facility are accruing interest as of September 30, 2024 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company’s election to extend the initial interest-only period by 12 months to 60 months total if the Company’s trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by substantially all of the Company’s assets, including intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant on September 30, 2024.

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

As of September 30, 2024 and 2023, the Company has royalty agreements with certain surgeon consultants. The Company recognized royalty expense of $1.4 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, the aggregate royalty rate was 3.2% and 3.8%, respectively. For the nine months ended September 30, 2024 and 2023, the aggregate royalty rate was 3.3% and 3.8%, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued contingent liabilities as of September 30, 2024 and December 31, 2023.

8. Stockholders’ Equity

Stock Options

During the nine months ended September 30, 2024 and 2023, the Company granted stock options to employees to purchase 852,220 and 877,910 shares of the Company’s common stock, respectively. The weighted-average grant-date fair value of the employee stock options granted during the nine months ended September 30, 2024 and 2023 was $4.96 and $10.42 per share, respectively.

Restricted Stock Units

During the nine months ended September 30, 2024 and 2023, the Company granted 3,370,462 and 870,326 restricted stock units ("RSUs"), respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2024 and 2023 was $9.09 and $22.84, respectively.

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

During the nine months ended September 30, 2024 and 2023, the Company granted performance stock units ("PSUs") for 453,375 and 509,600 shares, respectively, at target performance levels. The weighted average grant-date fair value of the PSUs granted during the nine months ended September 30, 2024 and 2023 was $18.89 and $30.90, respectively.

Share-Based Compensation Expense

Share-based compensation expense is reflected in operating expenses in the Condensed Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$91	$63	$272	$192
Sales and marketing expense	1,764	1,202	5,052	3,087
Research and development expense	1,152	642	3,174	1,274
General and administrative expense	4,893	3,285	13,550	6,927
Total	$7,900	$5,192	$22,048	$11,480

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2024 and 2023, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(15,360)	$(17,521)	$(55,242)	$(43,246)
Denominator
Weighted-average common stock outstanding, basic and diluted	62,229,463	61,562,494	62,035,293	60,566,655
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.28)	$(0.89)	$(0.71)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2024	2023
Common stock options issued and outstanding	7,793,815	7,542,275
Unvested full value awards	4,157,460	1,250,478
Total	11,951,275	8,792,753

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

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. We have pioneered our proprietary Lapiplasty 3D Bunion Correction System—a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional ("3D") misalignment in the foot's anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional ("2D") perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our other products often used in conjunction with bunion surgery include the Adductoplasty System, the Hammertoe PEEK Fixation System, the SpeedPlate™ Rapid Compression Implant System, and specialized osteotomes and release instruments. In addition, we recently announced our entrance into the metatarsal osteotomy segment with the Nanoplasty™ Procedure, which allows for a 3D correction of the bunion through a cosmetically appealing, hidden incision on the side of the foot. With the Lapiplasty and Nanoplasty Procedures and other new products, we are continuing to execute our strategy of becoming a comprehensive bunion solutions company and supporting further penetration into the bunion market opportunity. See the Innovation and Growth section below for more information on our new products.

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

As of September 30, 2024, we had cash and cash equivalents of $12.1 million and marketable securities of $70.7 million available for sale to fund operations, an accumulated deficit of $189.5 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

Economic Environment

There is continuing uncertainty in the macro-economic environment. Inflationary pressures, interest rate changes, recession fears and reduced consumer confidence may continue to result, in higher costs and potentially reduced demand for our procedure kits and other products. General economic conditions may also negatively impact demand for elective surgeries. While we continuously work with suppliers to mitigate higher costs and longer lead times and continue to invest in our direct sales channel, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue for the foreseeable future, which likely will impact our results of operations.

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

Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we have dedicated meaningful resources and believe that we have built a sales force and management team that can support our future growth as well as our patient focused outreach and education campaigns.

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

We expect to introduce new products on a steady cadence through 2025, including launching the limited market releases of the following new products during the fourth quarter of 2024 or soon thereafter: (1) the Nanoplasty™ system, a minimally invasive 3D osteotomy system, (2) IntelliGuide™ PSI Cut Guides for Lapiplasty and Adductoplasty procedures, which are cut guides created specifically for an individual patient’s foot anatomy, (3) expanded SpeedPlate configurations designed to address additional fusion procedures throughout the foot, (4) the Micro-Lapiplasty system, which is designed to allow the Lapiplasty Procedure to be performed through a minimally-invasive 2cm incision; and (5) the Mini-Adductoplasty System, which is designed to allow the Adductoplasty midfoot correction procedure to be performed through an approximately 50% smaller incision.

Intellectual Property Strategy

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets. As of September 30. 2024, our patent portfolio included 65 granted U.S. patents, with an additional 24 granted patents worldwide and over 100 pending patent applications. In keeping with our strategy of protecting our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation ("Stryker") and its subsidiary Wright Medical Technology, Inc. alleging infringement of 9 patents related to our innovative Lapiplasty® 3D Bunion Correction® technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages.

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

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 30% to 40% of full year revenues, and lower sales volumes in the subsequent first calendar quarter. Our sales volumes in the fourth quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters also tend to be lower versus the prior year fourth quarters as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures; however, in some years the first quarter may benefit from additional sales volumes when high patient demand for surgeries in the fourth quarter cannot be fully accommodated and those surgical procedures are rolled over into the first quarter. Similar to the rest of the orthopaedic industry, we have experienced and expect to continue to experience lower sales volumes in the third quarter than throughout the rest of the year as elective procedures generally decline during the summer months.

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

No single customer accounted for 10% or more of our revenue during the nine months ended September 30, 2024. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our product offerings, sales territories, new accounts and trained physician base and as existing physician customers perform more Lapiplasty and other procedures using our products, though it may fluctuate from quarter to quarter due to a variety of factors, including seasonality, the macro-economic environment and competition.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue	$45,086	$40,758	$4,328	10.6%	$140,649	$124,906	$15,743	12.6%
Cost of goods sold	8,954	7,998	956	12.0%	27,862	23,712	4,150	17.5%
Gross profit	36,132	32,760	3,372	10.3%	112,787	101,194	11,593	11.5%
Operating expenses
Sales and marketing	32,775	33,542	(767)	(2.3%)	110,784	100,970	9,814	9.7%
Research and development	4,963	4,350	613	14.1%	15,379	11,288	4,091	36.2%
General and administrative	13,528	12,686	842	6.6%	42,108	33,582	8,526	25.4%
Total operating expenses	51,266	50,578	688	1.4%	168,271	145,840	22,431	15.4%
Loss from operations	(15,134)	(17,818)	2,684	(15.1%)	(55,484)	(44,646)	(10,838)	24.3%
Interest income	1,067	1,570	(503)	(32.0%)	3,978	5,017	(1,039)	(20.7%)
Interest expense	(1,313)	(1,296)	(17)	1.3%	(3,942)	(3,863)	(79)	2.0%
Other income, net	20	23	(3)	(13.0%)	206	246	(40)	(16.3%)
Other non-operating income (expense), net	(226)	297	(523)	(176.1%)	242	1,400	(1,158)	(82.7)%
Net loss	$(15,360)	$(17,521)	$2,161	(12.3%)	$(55,242)	$(43,246)	$(11,996)	27.7%

Comparison of the three months ended September 30, 2024 and 2023

Revenue. Revenue increased by $4.3 million, or 10.6%, for the three months ended September 30, 2024 as compared to the same period in 2023. The increase was driven primarily by a product mix shift that resulted from increased adoption of newer technologies and increased sales of ancillary products used in bunion cases and an increase in active surgeons.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $1.0 million, or 12.0%, for the three months ended September 30, 2024 as compared to the same period in 2023. The increase in cost of goods sold was primarily due to a $0.6 million increase in direct costs of goods sold resulting from increased sales, a $0.3 million increase in inventory provisions, and a $0.2 million increase in allocations of payroll and related costs. During the three months ended September 30, 2024, gross profit increased by $3.4 million, or 10.3%, as compared to the same period in 2023, due to increased revenue from a product mix shift. Gross profit margin for the three months ended September 30, 2024 decreased from 80.4% to 80.1%, as compared to the same period in 2023, primarily due to increases in inventory provisions, a product mix shift to newer products, and allocations of payroll and related costs, partially offset by lower royalty rates.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.8 million, or 2.3%, for the three months ended September 30, 2024 as compared to the same period in 2023. Sales and marketing expenses decreased due to $0.9 million lower advertising fees for direct to consumer campaigns, a $0.5 million decrease in surgeon training and clinical-related expenses, a $0.3 million decrease in professional services related to marketing, and a decrease of $0.3 million due to lower costs for conferences and events, partially offset by an increase of $0.6 million in commissions due to higher sales, an increase of $0.4 million in surgical instrument expense due to an increase in volume of surgical instruments, and $0.3 million in higher payroll and related expenses primarily from increased headcount of sales and marketing personnel, including stock compensation expense.

Research and Development Expenses. R&D expenses increased by $0.6 million, or 14.1%, for the three months ended September 30, 2024 as compared to the same period in 2023. The increase in R&D expenses was primarily due to a $1.1 million increase in payroll and related costs resulting from increased headcount of research and development personnel, including stock compensation expense, partially offset by a $0.4 million decrease in healthcare professional costs for R&D activities.

General and Administrative Expenses. General and administrative expenses increased by $0.8 million, or 6.6%, for the three months ended September 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was due to $1.5 million in higher payroll and related cost, due to higher stock compensation expense, a $0.6 million increase in professional services primarily related to legal fees, and a $0.2 million increase in the provision for allowance for credit losses partially offset by a decrease of $1.5 million in compensation expense related to the milestone obligations for our acquisition of RPM-3D that were fully expensed in the second quarter of 2024.

Interest Income. Interest income decreased $0.5 million, or 32.0%, during the three months ended September 30, 2024. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period and slightly lower interest rates.

Comparison of the nine months ended September 30, 2024 and 2023

Revenue. Revenue increased by $15.7 million, or 12.6%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was driven primarily by a product mix shift that resulted from increased adoption of newer technologies and increased sales of ancillary products used in bunion cases and an increase in active surgeons.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $4.2 million, or 17.5%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in cost of goods sold was primarily due to a $3.0 million increase in direct costs of goods sold resulting from increased sales, a $0.7 million increase in allocations of payroll and related costs, and a $0.5 million increase in inventory provisions. During the nine months ended September 30, 2024, gross profit increased by $11.6 million, or 11.5%, as compared to the same period in 2023, due to increased sales. Gross profit margin for the nine months ended September 30, 2024 decreased from 81.0% to 80.2%, as compared to the same period in 2023, primarily due to a product mix shift to newer products, an increase in inventory provisions, and an increase in allocations of payroll and related costs, partially offset by lower royalty rates.

Sales and Marketing Expenses. Sales and marketing expenses increased by $9.8 million, or 9.7%, for the nine months ended September 30, 2024 as compared to the same period in 2023. Sales and marketing expenses increased due to $8.6 million in higher payroll and related expenses primarily from increased headcount of sales and marketing personnel, including stock compensation expense, an increase of $1.4 million in surgical instrument expense due to an increase in the volume of surgical instruments, a $1.1 million increase in commissions due to higher sales, and an increase of $0.5 million due to higher costs for conferences and events from an expanding sales force and surgeon base, partially offset by a decrease of $1.0 million in surgeon training and clinical-related costs and a decrease of $0.8 million in advertising fees for direct to consumer campaigns. Of the $8.6 million increase in payroll and related expenses, $0.9 million was related to a non-recurring restructuring charge that includes severance and other post-employment benefits.

Research and Development Expenses. R&D expenses increased by $4.1 million, or 36.2%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in R&D expenses was primarily due to a $3.8 million increase in payroll and related costs resulting from increased headcount of research and development personnel, including stock compensation expense, and a $0.4 million increase related to the technological advancements milestone obligation from our acquisition of RPM-3D.

General and Administrative Expenses. General and administrative expenses increased by $8.5 million, or 25.4%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily related to $6.2 million in higher payroll and related costs, due to higher stock compensation expense, a $2.3 million increase in the provision for allowance for credit losses that includes a $2.1 million write-off of receivables due from a customer that filed bankruptcy in the second quarter, and a $0.5 million increase in amortization of finite-lived intangible assets from our acquisition of RPM-3D, partially offset by a $0.5 million decrease in compensation expense related to the milestone obligations for our acquisition of RPM-3D that was fully expensed in the second quarter of 2024.

Interest Income. Interest income decreased $1.0 million, or 20.7%, during the nine months ended September 30, 2024. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period and slightly lower interest rates.

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

As of September 30, 2024, we had cash and cash equivalents of $12.1 million and marketable securities of $70.7 million available for sale, an accumulated deficit of $189.5 million and $54.0 million principal outstanding under the term and revolving loans with MidCap. We believe that our existing cash and cash equivalents, marketable securities and available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the issuance of our condensed financial statements. We may be required or decide to raise additional debt or equity financing to support further growth of our operations.

Funding Requirements

We use our cash, marketable securities, and revenues to fund our operations, which primarily include the costs of manufacturing our Lapiplasty, Adductoplasty, SpeedPlate, and other products, as well as our sales and marketing, R&D, and general and administrative expenses. We expect R&D expenses to increase as we continue to hire personnel and invest in next-generation innovations of our existing products and new products. The timing and amount of our operating and capital expenditures will depend on many factors, including:

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
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including enforcing our intellectual property rights against infringing products or technologies or enforcing contractual rights against parties breaching agreements with us, including the litigation proceeding we initiated against Stryker;
•
our need to implement additional infrastructure and internal systems;
•
the research and development activities we intend to undertake in order to improve the Lapiplasty System and other products, to commercialize PSI technologies, to gain share in the minimally invasive osteotomy market, and to develop or acquire additional products;
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
•
the costs associated with being a public company; and
•
the impact of any infectious disease outbreak or natural or other disaster or event beyond our control on our business or on the healthcare industry, particularly elective surgeries where our products are used.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(32,960)	$(35,107)
Investing activities	31,954	(86,306)
Financing activities	134	109,218
Net increase (decrease) in cash and cash equivalents	$(872)	$(12,195)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $33.0 million, consisting primarily of a net loss of $55.2 million, adjusted for non-cash charges of $30.6 million and an increase in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $22.0 million, depreciation and amortization expense of $6.2 million, and provision for allowance for credit losses of $2.4 million primarily due to a significant customer that filed for bankruptcy. The increase in net operating assets was primarily due to an increase of $14.4 million in inventories to meet demand for new products and a decrease of $12.8 million in accrued liabilities due to timing of payments, and an increase of $0.3 million in other non-current assets, partially offset by a $11.5 million decrease in accounts receivable from higher sales in the fourth quarter of 2023, an increase of $6.8 million in accounts payable due to timing of payments, and a $0.8 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities for the nine months ended September 30, 2023 was $35.1 million, consisting primarily of a net loss of $43.2 million, adjusted for non-cash charges of $16.4 million and an increase in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $11.5 million, depreciation and amortization expense of $3.6 million and non-cash lease expense of $1.9 million, partially offset by amortization and accretion of marketable securities of $1.0 million. The increase in net operating assets was primarily due to an increase of $9.9 million in inventories for added safety stock to meet demand for new products and to avoid potential supply chain issues, an increase of $1.0 million in prepaid expenses and other assets (excluding unsettled securities transactions) and a decrease of $2.0 million in accrued liabilities, which were partially offset by a $4.1 million decrease in accounts receivable from higher sales in the fourth quarter of 2022 and a $0.5 million increase to operating lease liabilities primarily due to timing of lease incentives. The decrease of $2.0 million in accrued liabilities consisted of a decrease of $3.8 million due to timing of payments, offset by an increase of $1.8 million due to increased accrued compensation expense related to our acquisition of RPM-3D in the second quarter 2023.

Cash Flows from Investing Activities

Net cash provided by investing activities was $32.0 million for the nine months ended September 30, 2024, consisting primarily of $93.4 million in sales and maturities of available for sale marketable securities, partially offset by $52.9 million in purchases of available for sale marketable securities and $8.5 million in purchases of property and equipment. The net of marketable securities sales and maturities and purchases of $40.5 million were primarily used to fund our current operations. The purchases in property and equipment included $6.7 million in capitalized surgical instruments for the reusable instrument trays related to new products, and $1.8 million for equipment and leasehold improvements to support the growth of our business.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2024, consisting primarily of $0.4 million in proceeds from stock option exercises, partially offset by $0.2 million of shares repurchased for tax withholding on vested RSUs.

Net cash provided in financing activities was $109.2 million for the nine months ended September 30, 2023, consisting primarily of $107.5 million of net cash proceeds from our public offering of common stock and $1.7 million from exercise of stock options.

Royalty Agreements

We recognized royalty expense of $1.4 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, the aggregate royalty rate was 3.2% and 3.8%, respectively. For the nine months ended September 30, 2024 and 2023, the aggregate royalty rate was 3.3% and 3.8%, respectively. Each of the royalty agreements with our surgeon consultants prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which includes taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026. We have obtained subleases for this space. The remaining lease obligations are $24.3 million under these leases as of September 30, 2024.

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

Goodwill

Our annual impairment testing date is July 1, 2024. We determined after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of goodwill was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test. As of September 30, 2024 and December 31, 2023 goodwill was $12.8 million.

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report. There had been no material changes to these accounting policies during the nine months ended September 30, 2024.

Recently Issued Accounting Pronouncements

Refer to Note 3, "Recent Accounting Pronouncements" of the Notes to Condensed Financial Statements for new accounting pronouncements not yet adopted as of this Quarterly Report.

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

The following table presents our estimate of the impact on fair value based on the scenario discussed above (in thousands):

September 30, 2024
	Change in fair value
Fair value of marketable securities	Down 50 bps	Up 50 bps
$78,464	$162	($165)

Under our current outstanding debt terms, we do not have a risk to rising interest rates as the interest rates are capped at 9% for the term debt and 7% for the revolving loan facility. If a 194-basis point decrease in the 30-day forward looking secured overnight financing rate occurred, we would start to experience a reduction in our interest rate expense from current levels.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal proceedings which we believe would have a material adverse effect on our business or results of operations. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

On October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. alleging infringement of 9 patents related to our innovative Lapiplasty® 3D Bunion Correction® technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages.

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

Treace Medical Concepts, Inc.

Date: November 5, 2024	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial Officer)