Form 10-K
period 2024-12-31
TREACE MEDICAL CONCEPTS, INC.
filed 2025-02-27
CIK 1630627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2024, was approximately $309.8 million.

The number of shares of Registrant's common stock outstanding as of February 19, 2025 was 62,618,725.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2025 annual meeting of stockholders (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
•
the expected growth of our business and our organization and expected improvements in profitability and other financial results;
•
our ability to increase market share and effectively respond to and mitigate the impact of challenges in the current market environment, including the extensive competition in our industry and new product introductions from other industry participants, including in both the Lapidus market and the minimally invasive osteotomy market;
•
our ability to control and reduce expenses to help offset changes in revenue growth rates and other events;
•
our plans and expected timeline related to our products, or developing or acquiring new products, to address additional indications or otherwise, and the timing and extent that customers adopt and continue to use our products;
•
our ability to maintain sufficient balance sheet strength to continue executing on our strategic investments and growth initiatives for the foreseeable future;
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
•
the impact on our operations, business, supply chain, patient demand for elective surgeries, and hospital and surgeon availability as a result of natural or other disasters, including hurricanes, floods, tornadoes and other climate-related events, power loss, strikes or other events beyond our control;

•
our ability to obtain, maintain and expand regulatory clearances for our products and any new products we develop or acquire;
•
our ability to expand our business in current and new geographic markets;
•
our compliance with Nasdaq requirements and government laws, rules and regulations;
•
the impact of inflationary pressures, interest rate changes, tariffs, and general economic conditions on our business;
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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors, many of which are beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in this Annual Report under "Risk Factors" and elsewhere in this Annual Report. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

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

PART I

Item 1. Business

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. We have pioneered and patented the Lapiplasty® 3D Bunion Correction System®—a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and address the root cause of the bunion, helping patients get back to their active lifestyles. To further support the needs of bunion patients, we have introduced our Adductoplasty® Midfoot Correction System, designed for reproducible surgical correction of the midfoot. We continue to expand our footprint in the foot and ankle market with the introduction of our SpeedPlate™ Rapid Compression Implants, an innovative fixation platform with broad versatility across Lapiplasty and Adductoplasty Procedures, as well as other common bone fusion procedures of the foot. In 2024, we initiated limited market releases of a number of new products, including two systems for minimally invasive osteotomy surgeries: (1) the Nanoplasty™ 3D Minimally Invasive Bunion Correction System and (2) the Percuplasty™ Percutaneous 3D Bunion Correction System.

We market and sell our products in the United States primarily through a direct employee sales force that is supplemented by independent sales agencies focused on supporting adoption and utilization of our Lapiplasty, Adductoplasty and other systems among the approximately 7,400 surgical podiatrists and 2,600 orthopaedic surgeons with foot and ankle specializations in the United States. To improve clinical outcomes, we devote significant resources to training and educating physicians on the safe and effective use of our systems. Additionally, we have developed a differentiated direct-to-patient outreach program that educates patients on the benefits and risks of our Lapiplasty System and other products. We also offer a "Find a Doctor" tool on our website that allows potential patients to search for surgeons trained on our procedures and products in their local markets. We believe our patient and surgeon education programs and specialized teams supporting surgeons in the field combined with the Lapiplasty System's differentiated clinical outcomes lead to an increase in utilization of the Lapiplasty System per physician over time.

Our employee engineering personnel and our Surgeon Advisory Board and other surgeon consultants help us to generate ideas and develop product innovations. Our Surgeon Advisory Board is comprised of both surgical podiatrists and orthopaedic foot and ankle surgeons who provide us with insights for developing products that meet the needs of each group. Our research and development team is focused on improving clinical outcomes by designing new, procedure-specific instruments and products and by developing enhanced surgical techniques.

We have experienced considerable growth since receiving 510(k) clearance for the Lapiplasty System in March 2015. Our revenue increased from $39.4 million in 2019 to $209.4 million in 2024, representing a compound annual growth rate of 40%.

Overview of Bunions

Hallux Valgus (commonly known as a "bunion") is a painful, disfiguring deformity characterized by a deviated position of the great toe. Bunions are easily identified visually by the "bump" on the joint at the base of the great toe (the metatarsophalangeal ("MTP") joint). Bunions affect approximately 67 million Americans and generally increase in prevalence and severity over time. Nearly 25% of adults between the ages of 18 and 65, and over 35% of people over the age of 65, have bunions. Approximately 4.5 million patients in the United States seek medical attention for bunions annually; of these patients, an estimated 1.1 million are deemed surgical candidates, which represents a total annual addressable market opportunity of more than $5 billion. Approximately 450,000 surgical bunion procedures are performed in the United States every year, representing a greater than $2.3 billion market opportunity. In addition, if the remaining 650,000 of the 1.1 million surgical candidates elected bunion surgery, this represents an incremental opportunity of $3.3 billion.

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
•
Emotional burden from becoming increasingly self-conscious about the bunion's unsightly appearance.

A common misconception is that a bunion is simply an overgrowth of bone that can be shaved off. Bunions are in reality complex 3D deformities caused by deviation and rotation of the metatarsal bone in three anatomic dimensions. These three anatomic dimensions and their associated misalignments are summarized below:

•
Dimension 1—Transverse Plane: a horizontal misalignment, in which the metatarsal bone leans sideways causing the "bump."
•
Dimension 2—Sagittal Plane: a vertical misalignment, in which the metatarsal bone can elevate, transferring excessive pressure to other toes and ball of the foot.
•
Dimension 3—Frontal Plane: a rotational misalignment, in which the metatarsal bone rotates causing abnormal wear on the great toe joint.

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

Limitations of Traditional Surgical Treatment Approaches

Historically, there have been two primary surgical approaches to bunion treatment, 2D Osteotomy, historically used by surgeons in approximately 75% of bunion surgeries, and Lapidus Fusion, historically used by surgeons in approximately 25% of bunion surgeries.

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

Our Lapiplasty System

We believe our Lapiplasty System was the first and remains the leading system designed to enable surgeons to consistently and reliably correct all three dimensions of the bunion deformity, stabilize the first TMT joint and allow return to weight-bearing quickly in a walking boot. In a Lapiplasty Procedure, the entire metatarsal bone is rotated and brought back into position in all three dimensions, eliminating the unsightly bump and restoring normal anatomy. The first TMT joint is secured with titanium fixation technology allowing patients to get back on their feet quickly in a walking boot. The Lapiplasty Procedure can be performed on a wide range of patients with bunion deformities in the hospital outpatient or ambulatory surgery center setting and utilizes existing, well-established reimbursement codes.

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
Lapiplasty® SpeedPlate™ Quad
SP
Q
TREACE
Medical Concepts, Inc.
Lapiplasty® System 1
www.treace.com
TREACE
Medical Concepts, Inc.
Lapiplasty® System 2
TREACE
Medical Concepts, Inc.
TREACE
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

* encompasses locking plate and screw construct

The following table illustrates our patented Lapiplasty System, with procedural instrumentation and implants used in each step of our proprietary Lapiplasty Procedure:

We strive to improve the Lapiplasty Procedure on a continuous basis. In 2022 and 2023, we introduced advancements in the Lapiplasty Procedure designed to make it faster and more efficient to perform. These included (1) the 3-n-1 Guide, which combines three separate instruments and three procedure steps into one instrument and step, (2) the S4A™ Anatomic Plating System, featuring advanced 3D contours designed to accommodate variations in patient anatomy, (3) the SpeedRelease® Release Instrument, a single-use instrument designed to make a challenging soft tissue release performed in the majority of Lapiplasty cases easier to perform and more reproducible for the surgeon, and (4) the LapiTome™ and RazorTome™ Osteotomes, sterile, single-use instruments designed to facilitate more efficient removal and release of bone slices and soft tissue.

Our Minimally Invasive Lapiplasty Approaches

To expand our Lapiplasty offerings, in 2021 we launched the Lapiplasty Mini-Incision™ System, designed to allow the Lapiplasty Procedure to be performed through a 3.5cm incision as compared to the 6cm to 8cm incision with the standard Lapiplasty Procedure. Some patients prefer smaller incisions that may leave less visible scars. Continuing with minimally invasive approaches, after a limited commercial launch in 2023, we began the full commercial launch in the third quarter of 2024 of the Micro-Lapiplasty™ Minimally Invasive System, which is designed to enable the patented Lapiplasty Procedure to be performed through a minimally-invasive 2cm incision utilizing new SpeedPlate implant technology for fixation.

Our Adductoplasty System

In 2021, we launched the Adductoplasty System, which brings together our implants and precision instrumentation in a comprehensive system designed for reproducible correction of metatarsus adductus deformities and osteoarthritis of the midfoot. Midfoot deformities may occur in up to 30% of bunion patients. The Adductoplasty System includes instruments that, together with our Lapiplasty fixation implants, may be used for fusion of the second and third TMT joints, which is often necessary in conjunction with bunion surgery. In 2022, we introduced the TriTome™ Release Instrument, a sterile-packed, single-use instrument with three cutting edges designed to assist with a tissue release performed in the Adductoplasty Procedure.

In third quarter of 2024, we began the full commercial release of the Mini-Adductoplasty™ Guides that allow surgeons to perform the Adductoplasty midfoot correction procedure through a 50% smaller incision, thus minimizing soft tissue dissection. The Mini-Adductoplasty Guides include a specialized incision guide and cut guide to enable the procedure to be performed through a 4cm incision.

SpeedPlate Implant Fixation Platform

In late 2023, we began the full commercial launch of the SpeedPlate Rapid Compression Implant System, which is a new fixation technology designed for rapid insertion while providing dynamic compression of the joint surfaces. Since it can be implanted through a small 2cm incision, the SpeedPlate technology not only offers broad applicability with our standard Lapiplasty and Adductoplasty Systems but also serves as the enabling fixation technology for our Micro-Lapiplasty System. The SpeedPlate System may also be used for other common bone fusion procedures in the foot.

During 2024, our customers rapidly adopted our SpeedPlate fixation platform, and we introduced additional SpeedPlate designs, including designs to address the fusion of larger bones of the midfoot and rearfoot.

During the fourth quarter of 2024, we began offering the SpeedPlate Micro-Quad implant, a next-generation implant designed for high-stability and anatomic fit in small incision surgical approaches such as the Micro-Lapiplasty and Mini-Adductoplasty Procedures. The Micro-Quad implant has a unique anatomic design with multiple points of fixation on each side of the joint to deliver dynamic compression with rotational stability through a 2.5cm incision for compatibility with minimally invasive techniques.

Another product expanding the SpeedPlate fixation platform is the SpeedAkin™ Anatomic Compression Implant, which offers surgeons a unique anatomic implant to deliver dynamic titanium compression to stabilize the Akin osteotomy during healing.

SpeedAkin™
NEW
SpeedMTP™
NEW
SpeedPlate™ MicroQuad™
NEW
SpeedPlate™ Quad
Q4 2023
SpeedPlate™ 18x17
Q4 2023
SpeedPlate™ 23x20
Q3 2024

Also during the fourth quarter of 2024, we introduced the SpeedMTP™ implant, a specialized implant for addressing bunions through MTP fusions. The SpeedMTP implant is an ultra-low profile dorsal MTP implant, combining our SpeedPlate and FastPitch® technologies for fast insertion, robust strength, and dynamic compression.

Hammertoe PEEK Fixation System

In 2023, we introduced the Hammertoe PEEK Fixation System designed to address hammertoe, claw toe and mallet toe deformities. Hammertoes often present with bunions and are one of the most prevalent deformities in the foot, resulting in approximately 700,000 surgical repairs per year in the U.S. The Hammertoe System is made with PEEK (polyether ether ketone) to offer radiolucency and mechanical properties comparable to bone, is cannulated to facilitate streamlined insertion that allows for accurate implant placement and is a sterile-packed implant and instrument kit for convenient delivery and clinical efficiency.

Patient Specific Instrumentation

In 2023, we acquired certain assets of MIOS Marketing, LLC d/b/a RedPoint Medical3D ("RPM-3D"). The technology acquired allows us to use patient CT scan data to which we apply software technologies to develop three-dimensional pre-operative plans for correcting a patient's deformity and produce a 3D-printed, patient-specific cut guide designed to deliver accurate surgical correction of deformities customized to the patient's unique foot anatomy. In the first quarter of 2024, IntelliGuide™ patient specific instrumentation ("PSI") technology was available in limited market release for use in the Lapiplasty Procedure. During the fourth quarter of 2024, we expanded surgeon access to our IntelliGuide™ PSI technology for both Lapiplasty and Adductoplasty Procedures.

Using the patient’s CT scan, our proprietary IntelliGuide software virtually manipulates the bones in three planes into the desired corrected state, produces a pre-operative plan and develops a cut guide for the surgeon that is specific to that patient.

The IntelliGuide System streamlines surgical procedures, reduces steps and instrumentation, and allows surgeons to have confidence and control, particularly with more challenging deformities and revision surgeries. Below are the three steps for Lapiplasty and Adductoplasty Procedures using IntelliGuide cut guides.

Our Minimally Invasive Distal Osteotomy System

In the fourth quarter of 2024, we launched two new metatarsal osteotomy systems, the Nanoplasty 3D Minimally Invasive Bunion Correction System and the Percuplasty Percutaneous 3D Bunion Correction System. The metatarsal osteotomy procedure is currently estimated to represent approximately 70% of the 450,000 bunion surgeries performed annually in the U.S.

Our Nanoplasty 3D Minimally Invasive Bunion Correction System is designed to deliver a reproducible 3D correction of the bunion deformity through a cosmetically appealing, hidden incision on the side of the foot. For fixation, the Nanoplasty System utilizes a titanium intramedullary implant with locking screws to provide stability during healing. We believe the instrumented Nanoplasty System will appeal to surgeons seeking to engage the growing patient demand for minimally invasive osteotomy bunion surgery without the complexity and steep learning curves of current minimally invasive osteotomy systems on the market. Full commercialization of the Nanoplasty System is anticipated to occur within the first half of 2025.

The Percuplasty Percutaneous 3D Bunion Correction System is also designed to provide an instrumented, reproducible approach to 3D correction of the bunion deformity through cosmetically appealing, percutaneous incisions. We expect the Percuplasty System to expand surgeon and patient access to the recovery and cosmetic benefits of percutaneous bunion surgery using our sophisticated instrumentation which is designed to precisely dial-in the correction in all three planes and guide the application of fast, low-profile fixation through "poke-hole" incisions. Full commercialization of the Percuplasty System is anticipated to occur in the second half of 2025.

Our Minimally-Invasive Products for all Four Bunion Classes

In 2018, our Surgeon Advisory Board published a peer-reviewed paper describing four classes of bunion deformities: (1) mild to moderate bunions, (2) moderate to severe bunions, (3) bunions with a midfoot deformity, and (4) bunions with an arthritic MTP joint. With the addition of our new products introduced in 2024, we offer specialized, minimally-invasive instrumented surgical procedures and products to address surgeon and patient needs in each of these four bunion classes. These products and procedures are consistent with our core philosophy of anatomic three-plane bunion correction to support positive patient outcomes and offer user-friendly instrumentation to make these complex procedures controlled and reproducible for the surgeon.

Our Product Portfolio

The following diagram depicts the implants and single-use instruments we currently offer as part of our product portfolio:

Lapiplasty® 3D Bunion Compression®

Lapiplasty® System S4A Plates

Lapiplasty® System 1

Lesser TMT Fixation Pack

Additional Kits

Compression Screws

Transverse Screws

Snap-Off Screws

SpeedPlate™ Rapid Compression Implants

SpeedAkin™

SpeedMTP™

SpeedPlate™ Micro-Quad™

Nanoplasty™
3D MIS Bunion Correction

Intelliguide™ PSI
Patient-Specific 3D Bunion Correction

Percuplasty™
Percutaneous 3D Bunion Correction

Sterile-Packed Instruments

SpeedRelease® Guided Release Instrument

LapiTome™ Hooked Bone Removal Osteotome

TriTome® Triple-Edge Release Instrument

RazorTome™ 7mm Precision Osteotome

FastGrafter® Autograft Harvesting System

Key Clinical Advantages of the Lapiplasty System

We believe that the differentiated clinical advantages of the Lapiplasty Procedure support its continued clinical adoption and have helped establish the Lapiplasty Procedure as a standard of care for bunion surgery. We are committed to advancing the understanding of our bunion correction procedures and their benefits to patients, surgeons, facilities and payors through clinical studies and publications in peer-reviewed literature. The Lapiplasty Procedure had been cited in 24 peer-reviewed journal publications as of December 2024.

Interim analyses from the ALIGN3D clinical study have been published in the Journal of Foot & Ankle Surgery and most recently presented at industry conferences, including at the AOFAS Annual Meeting in September 2024. The Journal of Foot & Ankle Surgery publication presented an interim analysis (117 patients with at least 12 month follow-up) demonstrating early return to weight bearing in a walking boot at an average of 7.8 days, return to work at an average 25.2 days, full unrestricted activity at an average of 4 months, significant improvement in radiographic measures of 3-dimensional bunion correction with 1 recurrence reported at 12 months (0.9% recurrence rate, n=108), and significant improvement in patient-reported pain reduction on the Visual Analog Scale (VAS) and quality of life measurements on the Manchester-Oxford Foot Questionnaire (MOxFQ) and Patient-Reported Outcomes Measurement Information Systems (PROMIS) scores. We have submitted our primary endpoint ALIGN3D manuscript to a top-tier, peer-reviewed foot and ankle journal at the end of 2024 and expect publication mid-year 2025.

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

Recent Interim Data from ALIGN3D Study

Our ALIGN3D prospective, multicenter study is evaluating bunion correction status after five years and includes patient reported outcomes, range of motion results and radiographic outcomes. The study enrolled 173 patients, aged 14 to 58 years, at 7 clinical sites in the United States with 13 participating surgeons. Final patient follow-up for the primary endpoint was completed in the first half of 2023. The table below states the recent interim results of our ALIGN3D clinical study presented at the AOFAS Annual Scientific Conference held in September 2024 demonstrating the following key outcomes, including an analysis of 173 patients with a follow up of 36 and 48 months following the Lapiplasty Procedure:

Key outcomes	Lapiplasty Procedure
Recurrence rate	1.4%[1]
Reported time to start weight-bearing	average of 8.4 days (in a walking boot)
Symptomatic non-union rate[2]	1.7%
Hardware removal due to pain	7.3%
Patient-reported improvement in pain	81%[3]
Patient-reported improvement in walking/standing	90%[4]
Patient-reported improvement in social interaction	89%[4]
1.
At patient's latest visit using HVA>20 degrees, the recurrence rate was 1.4% at 36 months (2 out of 145 patients) and 0% at 48 months (0 out of 99 patients). Using HVA >15 degrees, the recurrence rate was 6.2% at 36 months (9 out of 145 patients) and 8.1% at 48 months (8 out of 99 patients).
2.
Non-union rate is a measure of the incidence of the bones not healing together.
3.
Visual Analog Scale reported at 24 months post-procedure (n=156).
4.
At 48 months post-procedure using the Manchester-Oxford Foot Questionnaire (MOxFQ) scoring system (n=102).

The AOFAS presentation, which includes additional details such as patient demographics, inclusion/exclusion criteria, and complications reported in the studies, is available on our website at www.lapiplasty.com/surgeons/journal-publications/. The information found on our website, including the AOFAS presentation, is not part of this Annual Report or any other report we file with, or furnish to, the SEC.

Commercial Strategy

We are investing in and executing a five-point strategy that includes rapid product innovations, a bunion-focused direct sales channel, surgeon education programs, direct-to-patient education, and supportive clinical evidence.

We currently market and sell our products through a combination of a direct employee sales force and independent sales agencies in the United States. As of December 31, 2024, we had a field sales fleet of 329 team members including employee sales representatives, sales management, clinical specialists and an estimate of the individuals from independent sales agencies focused on marketing and selling our products. In 2024, employee sales representatives generated approximately 82% of total revenue.

We have and are continuing to dedicate meaningful resources to training and developing our sales force and management team in the United States. We are continuing to optimize our employee sales representatives and employee field sales management to strategically access regions with high densities of prospective patients. We believe this strategy will:

•
facilitate growth and better penetrate the market with our products;
•
further align incentives and allow for improved coordination of our sales team; and
•
improve profitability with better operating leverage in the longer term.

We believe our surgeon education and training programs differentiate us from our competitors. We devote significant resources to training and educating physicians on the safe and effective use of our suite of bunion and midfoot correction products. Our comprehensive education programs include simulated surgical workshops, technical assistance in the operating room and advanced training for both new and existing surgeon customers. We believe our multiple post-market clinical outcome studies are also unique in the bunion correction field and are a key element of our medical education program.

Our practice is to require surgeons to complete a simulated surgical training program before performing the Lapiplasty, Adductoplasty, and Nanoplasty Procedures. To facilitate this training, we have developed a robust curriculum including clinical and procedural details as well as hands-on surgical workshops designed to simulate a live surgical procedure. Additionally, we host ongoing peer-to-peer advanced educational training programs to continue to develop the expertise of our surgeon customers, which include monthly online "Mastery Webinar" series and hands-on workshops with experienced faculty surgeons that cover more advanced Lapiplasty techniques and training on our newly developed products and procedures. In 2025, we modified our surgeon training curriculum to address management of all four classes of bunions in a comprehensive educational event that we have branded Bunion Masters™. At these events, attending surgeons who aspire to become experts in bunion surgery will engage with our expert faculty and learn proper use of our suite of 3D product solutions from Lapiplasty to Adductoplasty, Nanoplasty, Percuplasty, SpeedMTP and more. Our surgeon training programs are complemented by six clinical innovation specialists who assist with surgeon training and live surgery support with new surgeon users. We believe that our surgeon education programs are effective, and they are intended to result in surgeon users improving their skill and familiarity with our procedures and improved clinical outcomes for their patients.

Surgeons generally can perform their first case after they have been trained and our products have been approved by the surgical facility. Obtaining facility approval may delay surgeon access to our products for 30 to 120 days or more depending on the nature of the facility (or integrated delivery network's) approval process.

We believe our offering is differentiated by supporting surgeons with knowledgeable clinical innovation specialists and direct sales employees who are experts in our procedures. These employees receive in-depth training to develop a thorough understanding of bunions, patient selection, procedure planning and regulatory policies to meaningfully support continued clinical adoption and existing surgeon customers. Our clinical innovation specialists and direct sales employees participate in continuous education programs that consist of in-person foundational training, procedure observation and sales skills development. These employees are a key resource for our surgeon customers and their expertise enables them to provide meaningful clinical and technical support in the operating room and to develop strong relationships with surgeons. We believe that our approach to supporting surgeons leads to better clinical outcomes for patients.

Our direct-to-patient outreach program is a key aspect of our commercial strategy. This program is focused on educating patients on the clinical advantages of the Lapiplasty Procedure and generating brand awareness. As part of this program, on April 16, 2024, we announced the first-ever National Bunion Day in the United States, a broad-based awareness and information campaign to address misconceptions and stigma associated with bunions. We are working to further establish brand recognition for Lapiplasty as the leading procedure for improving bunion treatment outcomes in an industry that has traditionally not conducted significant direct-to-patient programs. We have built a sophisticated marketing infrastructure to deliver our message in a targeted manner utilizing digital and traditional marketing channels. These programs direct potential bunion surgical candidates to our educational website that further explains the Lapiplasty Procedure and its related benefits and risks. Our "Find a Doctor" tool allows them to search for trained Lapiplasty Procedure surgeons in their local markets.

The following diagram illustrates our patient outreach program.

Research and Development

We devote significant resources to research and development of our products. We use employee engineering personnel and our Surgeon Advisory Board and other surgeon consultants to generate ideas and develop product innovations. Our Surgeon Advisory Board is comprised of both podiatrists and orthopaedic foot and ankle surgeons who provide us with insights for developing products that fully meet the needs of each group. Our development team is focused on improving clinical outcomes by designing new procedure-specific products and by developing enhanced surgical techniques in attractive subspecialties within the foot and ankle market.

Our initial product development and commercial efforts have been focused on the bunion market, and our Lapiplasty System specifically. We intend to continue iterating our core Lapiplasty System instrumentation and implants to improve surgical efficiency, enhance reproducibility of outcomes and speed up surgical recovery for patients. We expanded our footprint in the foot and ankle market in 2021 with the Adductoplasty Midfoot Correction System, designed for reproducible correction of midfoot deformities, and in 2023 with SpeedPlate Rapid Compression Implants, an innovative fixation platform with broad versatility across Lapiplasty and Adductoplasty Procedures, as well as other common bone fusion procedures of the foot. Also in 2023, we introduced our Hammertoe PEEK Fixation System designed to address hammertoe, claw toe and mallet toe deformities which often affect bunion patients. In 2024, we focused on offering new technologies to address all four classes of bunions and introduced a number of new products, including (1) the Micro-Lapiplasty Minimally Invasive System, (2) Mini-Adductoplasty Guides, (3) the Nanoplasty 3D Minimally Invasive Bunion Correction System, (4) the Percuplasty Percutaneous 3D Bunion Correction System, (5) IntelliGuide patient specific cut guides for Lapiplasty and Adductoplasty Procedures, and (6) SpeedPlate innovations, including the SpeedPlate Micro-Quad and SpeedMTP implants. We are also continuing to pursue the development and potential commercialization, if cleared, of new products that we believe would leverage and expand our position in the market to treat other concomitant pathologies that occur in a high percentage of bunion surgeries. Products provided by other companies are currently utilized in some of our Lapiplasty Procedure cases to treat these concomitant conditions. Providing these complementary products allows us to capture a higher percentage of the overall product revenue from the surgical case while providing greater efficiency and synergies to the facility and operating room staff by reducing the number of vendors needed to support the case.

Clinical Datasets

A key component of our five-point strategy is supportive clinical evidence. We devote significant time and resources to supporting clinical studies to advance the standard of care for the surgical management of bunions and to sharing these results in peer-reviewed publications. As part of our commitment to developing clinical evidence to improve the surgical treatment of bunions, we currently have four prospective, multicenter, post-market studies underway:

1.
the ALIGN3D clinical study designed to evaluate outcomes of the Lapiplasty Procedure, which has completed enrollment with 173 patients;
2.
the Mini3D™ clinical study designed to evaluate outcomes of the Lapiplasty Procedure using Lapiplasty® Mini-Incision System, which has completed enrollment with 105 patients;
3.
the MTA3D™ clinical study designed to evaluate outcomes of the combined Adductoplasty and Lapiplasty Procedures for patients in need of metatarsus adductus and hallux valgus corrective surgery, which is still enrolling patients; and
4.
the SPRINT™ study designed to evaluate outcomes following joint arthrodesis in the foot after using the SpeedPlate Rapid Compression Implants, which is enrolling patients.

Each of the ALIGN3D, Mini3D and MTA3D clinical studies has a primary effectiveness endpoint that determines the maintenance of the bunion correction at 24 months after surgery. The primary effectiveness endpoint of the SPRINT study is to assess healing/union rates following joint fixation. More information about the outcome of the ALIGN3D clinical study is discussed above under the heading "Key Clinical Advantages of the Lapiplasty System." We also support investigator-initiated studies conducted by surgeons seeking to study specific clinical scenarios and endpoints.

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

Coding and Reimbursement

When procedures using our products are performed in hospital outpatient or ambulatory surgery center settings, both the surgeon and the health care facility submit claims (bills) for payment to the third-party payor using established medical codes (e.g., CPT codes, diagnosis codes and HCPCS codes) that describe the patient history and medical and surgical treatments. Obtaining appropriate payment for services is dependent in part on the physician and health care facility reporting or billing the Current Procedural Terminology ("CPT") code that accurately describes the procedures performed in the case.

The table below sets forth the established CPT codes that are commonly used for Lapidus-type, distal osteotomy, MTP arthrodesis, and midfoot fusion surgeries, including the Lapiplasty, Nanoplasty, Percuplasty, SpeedMTP and Adductoplasty Procedures, as well as for hammertoe correction.

Established CPT Codes
CPT 28297	Correction, hallux valgus with bunionectomy, with sesamoidectomy, when performed; with first metatarsal and medial cuneiform joint arthrodesis, any method
CPT 28306	Osteotomy, with or without lengthening, shortening or angular correction, metatarsal; first metatarsal
CPT 28730	Arthrodesis, midtarsal or tarsometatarsal, multiple or transverse
CPT 28740	Arthrodesis, midtarsal or tarsometatarsal, single joint
CPT 28735	Arthrodesis, midtarsal or tarsometatarsal, multiple or transverse; with osteotomy (e.g., flatfoot correction)
CPT 28750	Arthrodesis, great toe; metatarsophalangeal joint
CPT 28285	Correction, hammertoe (e.g., interphalangeal fusion, partial or total phalangectomy)
CPT 20900	Bone graft, any donor area; minor or small (e.g., dowel or button)

Bunion surgery also often involves multiple concomitant procedures, including Akin osteotomy, Weil osteotomy and hammertoe correction, for example. Each concomitant procedure has an applicable CPT code used for billing third-party payors, which is submitted on the same claim with the primary procedure for reimbursement.

Intellectual Property

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets.

As of December 31, 2024, our patent portfolio included 68 owned U.S. patents, one exclusively licensed U.S. patent and 26 owned foreign patents. All of the registered U.S. patents are utility patents. The owned patents cover core Lapiplasty and Adductoplasty-related hardware and surgical techniques as well as other associated innovations, including the main surgical techniques used by the Lapiplasty Procedure as well as associated tools, techniques and/or implants used during the procedure. Our foreign granted patents are in Australia, the European Patent Convention and Japan. Our owned patents expire in 2035 or later.

As of December 31, 2024, we had 164 pending patent applications globally, including 83 in the United States. Outside of the United States we have patent applications pending in Australia, Canada, Europe (before the European Patent Office) and Japan as well as through the Patent Cooperation Treaty ("PCT").

The licensed U.S. patent refers to our exclusive license to a U.S. patent owned by a third party that expires in 2034. Our patents are intended to exclude competitors from practicing the innovations of our currently marketed product offering and to protect potential future commercialization opportunities and to strategically block potential workarounds by competitors.

We own U.S. trademark registrations for several of our most important marks, including "Treace Medical Concepts®", the "Treace Medical Concepts®" logo, "Lapiplasty®", "Fast Grafter®", "FastPitch®", "Adductoplasty®", "3D Bunion Correction®", "Micro-Lapiplasty®", "SpeedSeeker®", "SpeedRelease®", "The Leader in Hallux Valgus Surgery®" and "TriTome®". We also have pending U.S. trademark registrations on other valuable marks, including "BoneClone™", "IntelliGuide™", "Lapitome™", "Mini-Adductoplasty™", "Nanoplasty™", "Percuplasty™", "RazorTome™", "SpeedMTP™" and "SpeedPlate™".

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We have initiated lawsuits in the past, are currently a plaintiff in a patent infringement lawsuit, and may bring lawsuits in the future to enforce patents issued or licensed to us, enforce our rights in trademarks and copyright, to protect our trade secrets or know-how, to defend against claims of infringement of the intellectual property rights of others, or to determine the scope and validity of the proprietary rights of others. Litigation is costly and diverts our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer's competition in the market.

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

Manufacturing and Supply

We currently leverage third-party manufacturing relationships to ensure low-cost production while maintaining a capital efficient business model. We generally have multiple sources of supply for critical components of our systems. Our supply agreements do not have "take or pay" commitments or financial penalties that apply if we do not meet minimum purchase obligations. Likewise, except for one supplier, our suppliers have no obligation to sell to us or to manufacture for us any given quantity of our products or components for our products. In most cases, we have redundant manufacturing capabilities for each of our products. To date, we have not experienced any significant difficulty obtaining our products or components for our products necessary to meet demand, and we have only experienced limited instances where our suppliers had difficulty supplying products by the requested delivery date. We believe manufacturing capacity is sufficient to meet market demand for our products for the foreseeable future.

The suppliers for our products are evaluated, qualified and approved through our supplier management program, which includes various evaluations, assessments, qualifications, validations, testing and inspection to ensure the supplier can meet acceptable quality requirements. We implement a robust change control policy with our key suppliers to ensure that no component or process changes are made without our prior approval.

Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from both historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate, specific supplier requirements and current market demand for the components, sub-assemblies and materials.

Competition

Our industry is competitive, subject to technological change and significantly affected by new product introductions and market activities of other industry participants. Our existing products are, and any future products we commercialize will be, subject to competition. We believe the principal competitive factors in our market include:

•
The quality of outcomes and adverse event rates,
•
Patient experience, including patient recovery time and level of discomfort,
•
Acceptance by surgeons, hospitals and other health care providers,
•
Physician learning curves and willingness to adopt new techniques,
•
Ease of use and reliability,
•
Strength of clinical evidence,
•
Economic benefits and cost savings,
•
Strength and scope of intellectual property protections,
•
Effective distribution and marketing to surgeons and potential patients,
•
Product price and qualification for coverage and reimbursement,
•
A highly specialized and focused sales force with strong customer relationships,
•
Speed to market,
•
Surgeon training and medical education programs,
•
Breadth of product line and new product introductions, and
•
Rebates and discounts on unrelated product lines.

Our competition includes medical device manufacturers in the orthopaedic foot and ankle market. Stryker Corporation is currently the leader in the orthopaedic foot and ankle market and has significant market share. Additional companies operating in the orthopaedic foot and ankle market with products specifically focused on bunion surgery include Arthrex, Inc., Paragon 28, Inc. (which has entered an agreement and plan of merger to be acquired by a subsidiary of Zimmer Biomet Holdings, Inc.), CrossRoads Extremity Systems, owned by DePuy Synthes Products, Inc., a Johnson & Johnson subsidiary, Enovis Corporation, Zimmer Biomet Holdings, Inc., CONMED Corporation, Medartis Holdings AG; Medline Industries, Inc., Henry Schein, Inc., Gramercy Extremity Orthopedics, LLC, Fusion Orthopedics, LLC and Voom Medical. While foot and ankle product sales represent a relatively small percentage of our larger competitors' overall sales, many recognize the growth opportunities in this market and have been active in product additions through both internal development efforts and acquisitions.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Our larger competitors also have the ability to bundle their bunion products with their broader unrelated product lines and offer rebates and discounts to customers based on purchases of the full bundle, which induces customers to buy competitors' bunion products to meet the requirements to receive the rebates or discounts on the other product lines. These competitors also compete with us in recruiting and retaining qualified research & development, sales, marketing and management personnel, establishing clinical sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors. In addition to competing for market share for the bunion and midfoot correction procedures, we also compete against these companies for personnel, including qualified personnel necessary to grow our business.

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

United States Regulation

The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing, sale and distribution, and import and export of medical devices and biologics to ensure that when they are distributed domestically they are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

While many Class I and certain Class II devices are exempt from the 510(k) premarket notification requirement, manufacturers of certain Class I and Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device, also referred to as 510(k) clearance. These devices may also be exempt from Good Manufacturing Practices, which are requirements under the FDA Quality System Regulation. If a Class I or Class II device is subject to premarket notification requirements and there is no existing device previously approved by the FDA that is substantially equivalent to the device, a de novo request must be submitted and approved before the device can be marketed. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting, or some implantable devices are placed in Class III. If substantial equivalence to a legally marketed device cannot be demonstrated via a Class III 510(k), a Class III device must receive PMA approval in order to be legally marketed. Our currently marketed products are Class I exempt devices and Class II devices subject to 510(k) clearance.

510(k) Clearance Marketing Pathway

Certain of our current products are subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is "substantially equivalent" to a legally marketed predicate device, i.e., a device that was legally marketed before May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA's 510(k) clearance process usually takes from three to twelve months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2025, the standard user fee for a 510(k) premarket notification application is $24,335.

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

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA's investigational device exemption ("IDE") regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device is determined to present a "significant risk" to human health, the manufacturer may not begin a clinical trial until it submits an IDE application to the FDA and obtains approval of the IDE from the FDA. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board ("IRB"), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to patients, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. A clinical trial may be suspended by FDA, the sponsor, or an IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA or may be equivocal or otherwise be insufficient to obtain approval of a device. We are not currently undertaking any FDA IDE trials, as all of our existing products are FDA-cleared through the 510(k) pathway. It is possible, however, that future device development may require IDE clinical trial for approval.

Post-Market Regulation

After a product is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•
establishment registration and product listing with the FDA;
•
QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•
labeling and marketing regulations and FDA prohibitions against the promotion of investigational products, or the promotion of "off-label" uses of cleared or approved products;
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
•
correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the product or to remedy a violation of the FDCA that may present a risk to health;
•
the FDA's recall authority, whereby the agency can order manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•
post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect public health or to provide additional safety and effectiveness data for the product.

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

A key component in determining whether appropriate payment amounts are received for physician and other services, including those procedures using our products, is the existence of a CPT code, which describes the procedure in which the product is used. To receive payment, health care practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. If the CPT codes that apply to the procedures performed using our products are changed or deleted, reimbursement for performance of these procedures may be adversely affected.

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

We expect additional state and federal health care reform measures to be adopted in the future, some of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our products or additional pricing pressure. The change in the federal administration in 2025 may result in changes to or new legislation, regulations, policies, agency guidance, or executive orders that are difficult to predict, and such changes could have a material adverse impact on our business.

Federal, State and Foreign Fraud and Abuse and Physician Payment Transparency Laws

In addition to FDA restrictions on the marketing, promotion and sale of drugs, biologics and devices, other federal and state laws restrict our business practices. These laws include, without limitation, foreign, federal, and state anti-bribery, anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to health care providers.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or reward, or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal health care programs, or for referring an individual to a person for the furnishing of or arranging for the furnishing of any such item or service. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care program-covered business, including the purchase of medical device products, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Many states also have adopted anti-kickback laws which establish similar prohibitions and, in some cases, may apply more broadly to items or services covered by any third-party payor, including commercial insurers and self-pay patients.

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

Employees and Human Capital Resources

We believe in the value of having an inclusive team with a range of experiences and strengths as an enabler for obtaining the best ideas, innovating, and creating great outcomes for our customers and their patients. To drive strong business results, we must have the right people in the right role with great leadership, culture, training and rewards, all aligned with our values and business strategies.

To achieve these goals, we are committed to developing great talent at all levels of the organization: by growing talent internally, hiring great external talent, and ensuring bench strength and succession plans at all levels throughout the organization. We have a number of initiatives in place to attract, develop and retain great talent in an engaging and rewarding culture. Some of the highlights of our approach are as follows:

Talent Acquisition

As of December 31, 2024, we had 477 full-time employees. As we recruit, we are innovatively expanding external talent pools, and we actively seek talent of varied backgrounds and strive to provide a work environment where the best ideas are welcomed from anywhere.

Talent Management and Development

On an annual basis, our leadership team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders. As a result of these efforts and our commitment to providing growth opportunities for our talent, 11.5% of our employees were promoted or took new positions during 2024. We experienced a low undesired turnover of 7.3%, despite the market's strong competition for talent. As part of our talent management process, employees participate in annual performance management to provide self-assessments and create plans to support their career objectives. We provide training and other development opportunities to help employees meet their objectives and have launched and expanded several programs that are developing technical skills, leadership skills, and helping our teams and leaders leverage the strengths of their people. In 2024, we continued our highly successful Treace Leadership Development Program, our strengths-based personal and team development programs, and our sales training programs.

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

Culture

We are committed to delivering an inclusive culture that fosters creativity and innovation, which allows employees to be their best at work. We offer a collegial, collaborative culture supported by competitive, performance-based compensation and benefits, equity awards, career development opportunities, and access to continual growth through live and remote training. We conducted an employee engagement survey in 2024 that showed that 79% of our employees are engaged, which compares favorably with average engagement of 73% of the medical device and biotechnology companies in the benchmark compiled by the independent third-party consulting firm that conducted the engagement survey. We have used these survey results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture. As part of our work to foster our outstanding culture, the Treace Culture Team of employees from various functions around the business, have continued to promote engagement through peer-to-peer recognition programs and by partnering with Company leaders to develop and implement our first quarterly Treace Awards to recognize outstanding employee contributions. We also participate in a number of team and community-building initiatives, including where functional teams volunteer with local nonprofits and company-wide charitable activities, such as food drives, a partnership with the Heart Walk, and staffing local charity events.

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

Facilities

As of December 31, 2024, we leased approximately 125,000 square feet for our corporate headquarters located in Ponte Vedra, Florida under a lease agreement which terminates in July 2032. We believe that this facility is sufficient to meet our current and anticipated needs in the future and that additional space can be obtained on commercially reasonable terms as needed. We also continue to lease a part of our previous corporate headquarters location until August 2026 and have entered into subleases for this space.

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
•
If we are unable to successfully market and distribute our existing and new products, our revenues and market growth may not increase or may otherwise be adversely affected.
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
•
Our competitors have and could continue to develop and commercialize products similar to ours even though we have patents and other intellectual property rights protecting our products, and if we are unable to enforce these rights successfully, we may be unable to gain significant market share and to operate our business profitably.
•
We may be involved in lawsuits or other proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful. If we were to lose intellectual property lawsuits, our intellectual property rights would be impaired and, if we were found to infringe, violate or misappropriate the intellectual property rights of others, a court could require us to pay significant damages and/or prevent us from selling our products.
•
Our revenue is primarily generated from sales of the Lapiplasty System, and we are, therefore, highly dependent on it and the market acceptance and growth of our other existing and new products for our success.
•
If we fail to continue to develop and retain an effective direct sales force as well as sales management and sales specialist teams, it could negatively impact our sales, and we may not generate sufficient revenue to reach profitability.
•
If adequate levels of reimbursement from third-party payors for procedures using our products are not obtained or maintained, surgeons and patients may be reluctant to use our products, we may find it necessary to reduce the price for our products, and our business will suffer.
•
We may seek to grow our business through acquisitions or investments in new or complementary businesses, products or technologies, through the licensing of products or technologies from third parties, or through other strategic alliances. The failure to manage acquisitions, investments, licenses or other strategic alliances or the failure to integrate them with our existing business could have a material adverse effect on our operating results, dilute our stockholders' ownership, increase our debt, or cause us to incur significant expense.
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

We incurred net losses in each period since we commenced operations. For 2024 and 2023, we incurred net losses of $55.7 million and $49.5 million, respectively. As of December 31, 2024, we had an accumulated deficit of $190.0 million and $54.0 million of principal outstanding under our term and revolving loan agreements. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, medical education, and other expenses. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset such expenses. Furthermore, as we focus on achieving profitability metrics, we may constrain investments in marketing or sales initiatives and take other actions that slow the pace of revenue growth. Our revenue may also decline or our revenue growth may be constrained for a number of reasons, including reduced demand for our products and services, increased competition or if we cannot capitalize on growth opportunities. We will need to generate significant additional revenue to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or sustain profitability could negatively impact the value of our common stock.

If we are unable to successfully market and sell our existing and new products, our revenues and market growth may not increase or may otherwise be adversely affected. We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our results of operations.

While we have experienced significant revenue growth since our inception, our ability to achieve future revenue growth will depend upon, among other things, the success of our growth strategies and acceptance of our existing and new products, which may not be as successful as anticipated. We have experienced and may continue to experience difficulty maintaining our historical or prior rate of growth of revenues. Our future success and revenue growth will depend upon numerous factors, including the successful market success and distribution of our current and future products, the effectiveness of our surgeon and patient education initiatives, competitive conditions, our ability to attract and retain employees, results of clinical studies, and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations will be adversely affected.

We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.

We formed as a medical device consulting business in July 2013 and began focusing on the foot and ankle market in January 2014. Accordingly, we have a limited operating history, which makes it difficult to evaluate our future prospects. Our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to continue to fluctuate as we focus on introducing new products, increasing the demand for our products and continuing to develop clinical evidence to support the safety and efficacy of our Lapiplasty, Adductoplasty and other systems. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations.

In addition, we have experienced rapid growth over the past 5 years and anticipate further growth in the future. For example, the number of our full-time employees increased from 32 as of December 31, 2017 to 477 as of December 31, 2024. This

growth has placed significant demands on our management, financial, operational, technological and other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. In particular, continued growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel for our direct employee sales force, providing adequate training and supervision to maintain our high-quality standards and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. To achieve our revenue goals, we must also successfully increase our supply of products from third party manufacturers to meet expected customer demand. In the future, we may experience difficulties with quality control, component supply and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth, we will need to continue to improve our operational and management controls, hiring process, reporting and information technology systems and financial internal control procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may need additional capital in the future to fund operations or to make opportunistic acquisitions, and such additional capital, if needed, may not be available on acceptable terms, if at all.

Based on our current business plan, we believe that existing cash, cash equivalents, marketable securities, and available debt borrowings will allow us to continue our planned operations for at least the next 12 months. If these sources of funding are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report, we may require additional capital to maintain and expand our operations. We plan to continue to invest our capital in expanding our research and development efforts, product offerings, sales force, surgeon education and direct to consumer education programs. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

Risks Related to Our Business and Industry

We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition, and results of operations may be adversely affected.

Our existing products and procedures are, and any new products or procedures we develop and commercialize will be subject to intense competition. The industry in which we operate is competitive, subject to change and sensitive to the introduction of new products, procedures or other market activities of industry participants. Increasingly competitors are entering into the tri-planar bunion correction market with new instruments and implants to compete with the Lapiplasty System. Our ability to compete successfully will depend on our ability to continue to train surgeons on our Lapiplasty, Adductoplasty, Nanoplasty, and Percuplasty Procedures and gain their acceptance of these procedures, develop additional products and procedures to improve these procedures and expand our product offerings to reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors and provide products that are easier to use, safer, less invasive and more effective than the products and procedures of our competitors. In addition, our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing efforts. We have dedicated and plan to continue to dedicate significant resources to our marketing programs. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our products in a cost-effective manner is critical to achieving broad acceptance of our products and expanding domestically and internationally. Promotional activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the surgeon acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of our products.

Our competition includes medical device manufacturers in the orthopaedic foot and ankle market. Stryker Corporation is currently the leader in the orthopaedic foot and ankle market and has significant market share. Additional companies operating in the orthopaedic foot and ankle market with products specifically focused on bunion surgery include Arthrex, Inc., Paragon 28, Inc. (which has entered an agreement and plan of merger to be acquired by a subsidiary of Zimmer Biomet Holdings, Inc.), CrossRoads Extremity Systems, owned by DePuy Synthes Products, Inc., a Johnson & Johnson subsidiary, Enovis Corporation, Zimmer Biomet Holdings, Inc., CONMED Corporation, Medartis Holdings AG, Medline Industries, Inc., Henry Schein, Inc., Gramercy Extremity Orthopedics, LLC, Fusion Orthopedics, LLC and Voom Medical. While foot and ankle product sales represent a relatively small percentage of our larger competitors' overall sales, many recognize the growth opportunities in this market and have been active in product additions through both internal development efforts and acquisitions. We also face potential competition from many different sources, including academic institutions, governmental agencies and public and private research institutions.

At any time, these competitors and other potential market entrants may develop new products, procedures or treatment alternatives that could render our products obsolete or uncompetitive. In addition, one or more of such competitors may gain a market advantage by developing and patenting competitive products, procedures or treatment alternatives earlier than we can, obtaining regulatory clearances or approvals more rapidly than we can or selling competitive products at prices lower than ours. If medical research were to lead to the discovery of alternative therapies or technologies that improve or cure bunions as an alternative to surgery, such as by natural correction of the unstable joint in the middle of the foot, the use of pharmaceuticals or breakthrough bio-technological innovations or therapies, our profitability could suffer through a reduction in sales or a loss in market share to a competitor. The discovery of methods of prevention or the development of other alternatives to our procedures could result in decreased demand for our products and, accordingly, could have a material adverse effect on our business, financial condition and results of operations. Many of our current and potential competitors have substantially greater sales and financial resources than we do. These competitors may also have more established distribution networks, a broader offering of products, entrenched relationships with hospitals, surgeons and distributors, or greater experience in launching, marketing, distributing and selling products or treatment alternatives. Some competitors bundle their bunion products with their broader product lines and offer rebates and discounts to customers based on purchases of the full bundle in exchange for a significant purchase commitment from the customer. This means that the customer is induced to buy the competitors' bunion products in order to meet the requirements to receive the rebate on the other product lines.

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

Our revenue and profitability is directly dependent upon the sales and marketing efforts of our sales representatives, sales management and sales specialist teams. To expand our business, we have built and are continuing to build and optimize a substantial direct employee sales force supported by sales management and sales specialist teams. We have made and are continuing to make a significant investment in recruiting and training sales representatives and clinical representatives as we expand our business. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives and clinical innovation specialists to achieve the level of clinical competency with our products expected by surgeons. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us, including through our experienced sales representatives that provide assistance in the operating room. Our future success depends largely on our ability to continue to hire, train, retain and motivate skilled members of our sales management and sales specialist teams with significant technical knowledge in various areas and to provide them with a product portfolio generating surgeon interest and commission payments sufficient to meet the sales representatives' desired compensation levels. If we are unable to continue to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect, and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we have been in the past, and may be subject to future allegations that these new hires have been improperly solicited, and that they have divulged to us proprietary or other confidential information of their former employers. Additionally, because the market for experienced sales personnel is competitive, our competitors have hired and may continue to try to hire our sales personnel away from us. As a result, we have dedicated and will continue to dedicate resources to recruiting, filling and training those vacant positions. Any of these risks may adversely affect our business.

Our business plan relies on certain assumptions about the market for our products; however, the size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate, and even if the addressable market is as large as we have estimated, we may not be able to capture additional market share.

Our estimates of the addressable market for our current products and future products are based on a number of internal and third-party estimates and assumptions, including the prevalence of bunion sufferers, the prevalence of mild, moderate and severe bunions and related pathologies, and the difficulty of persuading bunion sufferers to undergo bunion surgery, and specifically our Lapiplasty and other procedures. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and our estimates may not be correct. For example, we believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our products and that surgeons and their patients will determine that the Lapiplasty Procedure is appropriate for all severities of bunions, from mild to severe. While the Lapiplasty Procedure and other procedures have increased the percentage of bunions treated at the TMT joint, metatarsal osteotomies continue to be used in approximately 70% of bunion surgeries in the U.S., and over the past few years, more surgeons are trying minimally invasive metatarsal osteotomy treatments for mild to moderate bunions. To meet this demand, we have developed our Nanoplasty and Percuplasty Systems. However, the projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments or other surgical techniques gain more widespread acceptance as a viable alternative to our procedures. In addition, even if the number of bunion sufferers who elect to undergo bunion surgery, and one of our procedures in particular, increases as we expect, technological or medical advances could provide alternatives to address bunion deformities and reduce demand for bunion surgery. As a result, our estimates of the addressable market for our current or future products and procedures may prove to be incorrect. Further, one component of our growth strategy is our direct to patient education program, which we expect will help us educate additional bunion patients about our products and procedures; however, these patient engagements may not be as successful at educating potential surgical candidates as we expect. Thus, even if the total addressable market for our current and future products and procedures is as large as we have estimated, we may not be able to penetrate the existing market to capture additional market share for the reasons discussed in this "Risk Factors" section. If the actual number of bunion sufferers who would benefit from our products, the price at which we can sell future products or the addressable market for our products is smaller than we estimate, or if the total addressable market is as large as we have estimated but we are unable to capture additional market share, it could have a material adverse effect on our business, financial condition and results of operations.

Our long-term growth depends on our ability to enhance our products and develop and commercialize additional products in a timely manner. If we cannot innovate, we may not be able to develop or exploit new products or procedures in time to remain competitive.

For us to remain competitive, it is essential to develop and bring to market new products and procedures at an increasing speed. If we are unable to meet customer demands for new products and procedures, or if the products and procedures we introduce are viewed less favorably than our competitors' products or procedures, our results of operations and future prospects may be negatively affected. To meet our customers' needs in these areas, we must continuously design new products, update existing products and invest in and develop and enhance our procedures. Our operating results depend to a significant extent on our ability to anticipate and adapt to technological changes in the bunion and midfoot surgery markets, keep pace with developments and innovations by our competitors and maintain a strong product pipeline. Maintaining a product pipeline is expensive and time-consuming, and we may experience excess or obsolete inventory as we transition to new products. If we are unable to develop, improve and commercialize new and enhanced products due to constraints, such as inability to hire personnel with sufficient technical or sales skills, employee turnover, a lack of research and development and marketing resources, or budget constraints, we may not be able to support market adoption of our products and maintain our competitive position compared to other companies. Furthermore, many of our competitors have the capability to devote a considerably greater amount of funds to their product development programs than we do, and those that do not may be acquired by larger companies that could allocate greater resources to these programs. Our failure or inability to devote adequate resources to new and improved products or compete effectively with our competitors could have a material adverse effect on our business, financial condition and results of operations.

The seasonality of our business creates variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results.

Our revenue fluctuates on a seasonal basis, which affects the comparability of our results from quarter to quarter. In particular, we have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter followed by lower sales volumes in the subsequent first calendar quarter. Our sales volumes in fourth calendar quarters tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters tend to be lower as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. The orthopaedic industry traditionally experiences lower sales volumes in the third quarter than throughout the rest of the year as elective procedures generally decline during the summer months, and we have been affected by a decline in demand for bunion surgeries during the summer months. These seasonal variations are difficult to predict accurately, may vary amongst different markets and at times may be entirely unpredictable, which introduce additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales. In addition, our limited operating history has, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns.

Our revenue is primarily generated from sales of the Lapiplasty System, and we are, therefore, highly dependent on it and the market acceptance and growth of our other existing and new products for our success.

Sales of the Lapiplasty System accounted for substantially all of our revenues in prior years. While we have begun limited market releases of a number of new products in late 2024, the full commercial launch of these products are anticipated to occur in the second half of 2025. Accordingly, the Lapiplasty System is expected to continue to account for a significant percentage of our revenue for the next several years and thereafter. Our ability to execute our growth strategy and become profitable will therefore depend upon the continuing adoption by surgeons, patients, payors, hospitals, and other healthcare facilities, among others, of the Lapiplasty Procedure to correct bunions and the market acceptance and growth of our other existing and new products. The pace of adoption of the Lapiplasty Procedure may slow, and we may not be able to continue to penetrate the bunion surgery market for the reasons discussed in this "Risk Factors" section. We cannot ensure that the Lapiplasty Procedure and our other existing and new products will achieve broad market acceptance among surgeon, patients, payors, hospitals and healthcare facilities. Since our business has a limited product line based primarily on the Lapiplasty Procedure, any slowdown or setback in market adoption of the Lapiplasty Procedure and our other existing and new products will negatively impact our business, financial condition and results of operations.

If larger competitors utilize dominant market positions in unrelated service lines to induce customers to buy their bunion correction systems instead of our products through rebate payments and/or volume-based pricing agreements, our sales may be adversely affected.

Certain of our competitors have a dominant market position in medical devices with broad product lines. Some competitors bundle their surgical bunion products with their broader unrelated product lines and offer rebates and discounts to customers based on purchases of the full bundle in exchange for a significant purchase commitment from the customer. This means that the customer is induced to buy the competitors' bunion products in order to meet the requirements to receive the rebate or discount on the unrelated product lines. Due to the amount that customers spend on the competitor's broad product line, these rebates or volume-based discounts on a competitor's unrelated products may be greater than the total amount paid for our products. We have experienced customers reducing or ceasing their purchases of our products to meet commitments or achieve rebate levels from larger competitors who have bundled their bunion products with unrelated product lines. If competitors' product bundling practices continue to induce customers to reduce or stop purchasing our products, our sales will decrease, and our financial results will be adversely affected.

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

The trend toward health care cost containment through aggregating purchasing decisions and industry consolidation, along with the growth of managed care organizations, is placing increased emphasis on the delivery of more cost-effective medical therapies. For example:

•
There has been consolidation among health care facilities and purchasers of medical devices, particularly in the United States. One of the results of such consolidation is that group purchasing organizations ("GPOs"), integrated delivery networks and large single accounts use their market power to consolidate purchasing decisions, which intensifies competition to provide products and services to health care providers and other industry participants, resulting in greater pricing pressures and the exclusion of certain suppliers from important market segments. For example, some GPOs negotiate pricing for their member hospitals and require us to discount, hold our price firm for multiple years, or limit our ability to increase prices for certain of our products. In addition, GPO contracts may also require member hospitals to buy a significant percentage of their products from large, diversified medical device suppliers that offer significant discounts. This means that member hospitals may be obligated to use bunion and midfoot surgery systems from our larger competitors in order to meet the commitment to purchase a certain percentage of the GPO's supplies from the larger competitor.
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

In addition, the largest medical device companies with multiple product franchises have increased their effort to leverage and contract broadly with customers across franchises by providing volume discounts and commitments, rebates, administrative fees, and multi-year arrangements that have limited and may continue to limit our access to these customers or make it difficult, or impossible, to compete on price.

Product liability lawsuits, warranty claims and quality system problems could harm our business.

The manufacture and sale of medical devices exposes us to risk of product liability and warranty claims. While the Company offers a limited warranty and has experienced negligible returns of any products alleged to be defective, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us. We may be subject to product liability claims if our products cause, or merely appear to have caused, patient injury or death. Product liability claims may be brought against us by patients, healthcare providers or others coming into contact with our products. Regardless of merit or eventual outcome, product liability claims may result in costs of litigation; distraction of management’s attention; delays or inability to develop and commercialize new and improved products; decreased demand for our products; damage to our business reputation and customer relationships; product recalls or withdrawals from the market; withdrawal of clinical study participants; substantial monetary awards to claimants; loss of sales; and liabilities associated with adverse outcomes that exceed our insurance coverage.

Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. While we may attempt to manage product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We may not be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future, and these efforts may not have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products. Product liability lawsuits and claims, safety alerts and product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

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

We utilize a hybrid sales team with a mix of employee sales personnel and independent sales agencies to sell our products to surgeons, hospitals, clinics and other end users and to assist us in promoting market acceptance of, and creating demand for, our products. If we are unable to come to commercially reasonable terms with a sales agent or agencies, we may not generate the expected level of sales and may need to spend more of our capital resources to hire sales personnel as employees. In addition, there is a risk that a sales agent that we contract with will give higher priority to the products of other medical device companies, including products directly competitive with our products or may be required by larger medical devices companies to stop offering our products. There can be no assurance that a sales agent will devote the resources necessary to provide effective sales and promotional support to our products. In addition, if an independent sales agency terminates its relationship with us and is retained by one of our competitors, notwithstanding the noncompetition covenants in their contract with us, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could adversely affect our sales. Furthermore, on April 23, 2024, the Federal Trade Commission issued a final rule that could require the Company to rescind our non-competes, which would allow our employees and independent sales representatives to terminate their engagements and compete with us. Enforcement of this final rule has been enjoined by the federal courts, but if this injunction is lifted and the final rule becomes effective, it could have a material adverse effect on the Company by allowing our former sales representatives to compete with us. While we have significantly expanded our employee sales force, in certain markets we will continue to rely on an independent sales force.

Infectious disease outbreaks have adversely affected, and in the future may adversely affect, our business, financial condition and results of operations.

Our operations have been adversely impacted by pandemics in the past, such as during the government-mandated restrictions on elective procedures that occurred during the COVID-19 pandemic. In addition to reductions in our revenue growth, we also experienced some delays in our supply chain and in study enrollment timelines and regulatory processes. If new potentially contagious and virulent infectious diseases should emerge that result in delays in elective procedures or another pandemic in the United States should occur, our business, revenue growth, financial condition and results of operations could be materially adversely affected.

Risks Related to Administrative, Organizational and Commercial Operations and Growth

If hospitals, ambulatory surgery centers and other health care facilities do not approve the use of our products, our sales may not increase.

In order for surgeons to use our products at hospitals, ambulatory surgery centers and other health care facilities, we are often required to obtain approval from those hospitals, ambulatory surgery centers and health care facilities. Typically, hospitals, ambulatory surgery centers and health care facilities review the comparative effectiveness and cost of products used in the facility. The makeup and evaluation processes for health care facilities vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant health care facilities. Additionally, hospitals, ambulatory surgery centers, other health care facilities and GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchase agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly and time-consuming effort. If we do not obtain access to hospitals, ambulatory surgery centers and other health care facilities in a timely manner, or at all, via their approvals or purchase contract processes, or otherwise, or if we are unable to obtain approvals or secure contracts in a timely manner, or at all, our operating costs will increase, our sales may decrease, and our operating results may be adversely affected. Furthermore, we may expend significant efforts on these costly and time-consuming processes but may not be able to obtain necessary approvals or secure a purchase contract from such hospitals, ambulatory surgery centers, health care facilities or GPOs. When we do secure a purchase contract from a GPO, the hospitals, surgery centers, and other health care facilities participating in the GPO contract may still not purchase our products or require additional evaluation processes.

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

Furthermore, if we are required to change the manufacturer of a critical component of our Lapiplasty System or other products, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. Transitioning to a new supplier is time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of those products. A change in manufacturer could trigger the requirement to submit and obtain a new 510(k) clearance from the FDA, or similar international regulatory authorization before we implement the change, which could cause substantial delays. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely manner or cost-effectively.

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

Surgeons play the primary role in determining the course of treatment and, ultimately, the type of products that will be used to treat a patient. As a result, our success depends, in large part, on our ability to effectively market and demonstrate to foot and ankle surgeons the merits of our products and methodologies compared to those of our competitors. Acceptance of our products and methodologies depends on educating surgeons as to the distinctive characteristics, clinical benefits, safety and cost-effectiveness of the Lapiplasty Procedure, including the Mini-Incision and Micro-Lapiplasty Systems, the SpeedPlate Rapid Compression Implants, the Adductoplasty Procedure, and the Nanoplasty and Percuplasty Procedures, and our other products and technologies as compared to those of our competitors, and on training surgeons in the proper use of our products. If we are not successful in convincing surgeons of the merits of our products and methodologies or educating them on the use of our products, they may not use our products or may not use them effectively, and we may be unable to increase our sales, sustain our growth, or achieve profitability.

Also, since the Lapiplasty Procedure, including the minimally invasive variations, and the Adductoplasty Procedure, are relatively new procedures and the Nanoplasty and Percuplasty Systems are very new procedures in limited market release, some surgeons may be reluctant to change their surgical treatment practices for the following reasons, among others:

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

These reasons may affect the pace of adoption of the Lapiplasty, Adductoplasty, Nanoplasty, Percuplasty and other procedures and future products and techniques that we may offer.

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

We maintain contractual relationships with respected physicians and medical personnel in hospitals, private practice and universities who assist in clinical studies, product research and development and in the training of surgeons on the safe and effective use of our products (refer to "Business—Product Development and our Surgeon Advisory Board"). We continue to place emphasis on the validation of the benefits of the Lapiplasty Procedure, including the minimally invasive variations, and the Adductoplasty System, through clinical studies, the development of proprietary products and product improvements to develop our product lines as well as providing high quality training on those products. If we are unable to maintain these relationships, our ability to develop and market new and improved products and train on the use of those products could decrease, and future operating results could be unfavorably affected. At the same time, the medical device industry's relationship with physicians is under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General ("OIG"), the U.S. Department of Justice ("DOJ"), the state attorneys general and other foreign and domestic government agencies. Our failure to comply with requirements governing the industry's relationships with physicians or an investigation into our compliance by the OIG, the DOJ, state attorneys general and other government agencies, could negatively affect our business, financial condition, and results of operations. Refer to "Risk Factors—Risks Related to Regulatory Matters—Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, service providers, or vendors violate these laws, we could face substantial penalties."

If surgeons fail to use our products safely and appropriately use our products, or if we are unable to train podiatrists and orthopaedic surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected sales, growth or profitability.

An important part of our sales process includes our ability to screen for and identify podiatrists and orthopaedic surgeons who have the requisite training and experience to safely and appropriately use our products and to train a sufficient number of these surgeons and to provide them with adequate instruction in the use of our products. There is a training process involved for surgeons to become proficient in the safe and appropriate use of our products. This training process may take longer or be more expensive than expected and may therefore affect our ability to increase sales. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging, and we may not continue to be successful in these efforts. Evolving federal guidance regarding medical education programs under the federal Anti-Kickback Statute also could limit our ability to train podiatrists and orthopaedic surgeons, and such programs could be subject to challenge under the federal Anti-Kickback Statute. Refer to "Risk Factors—Risks Related to Regulatory Matters—Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations." If we or our employees, independent contractors, consultants, service providers, or vendors violate these laws, we could face substantial penalties." Furthermore, if clinicians are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Accordingly, if surgeons fail to safely and appropriately use our products or if we are unable to train surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected sales, growth or profitability.

Our brand and reputation may be diminished due to real or perceived issues with our procedures or our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our direct-to-patient outreach program, focused on educating patients on the clinical advantages of the Lapiplasty Procedure and generating brand awareness, is a key aspect of our commercial strategy and is important to achieving widespread acceptance of the Lapiplasty Procedure, particularly since we are seeking to change the standard of care away from traditional bunion surgical techniques. We provide direct-to-patient education through social media as well as digital and traditional marketing channels. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. Our future success depends upon increased surgeon and patient demand for our products, resulting in part from patient requests for our Lapiplasty and other procedures, positive patient word-of-mouth, and patient feedback on social media that their experience with our Lapiplasty and other procedures met their expectations. Our procedures involve surgery, and as with any surgery, patients will have a recovery period and may experience complications, and individual outcomes will vary. Patients may be dissatisfied if their expectations about the surgery, recovery process and results, among other things, are not met. Dissatisfied patients may express negative opinions to the press or through social media. Any failure to meet patient expectations and any resulting negative publicity could harm our reputation and future sales. If we fail to successfully promote and maintain our brand, our Lapiplasty solution and other products, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our Lapiplasty solution and other products may not continue to be accepted by physicians or patients, which would adversely affect our business, results of operations and financial condition.

The loss of any member on our executive management team or our inability to attract and retain highly skilled members of our sales management and marketing teams and engineers could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the skills, experience and performance of the members of our executive management team and John T. Treace, our founder and chief executive officer, in particular. The individual and collective efforts of these executives will be important as we continue to commercialize our existing products, develop new products and technologies, and expand our commercial activities. The loss or incapacity of existing members of our executive management team could have a material adverse effect on our business, financial condition and results of operations if we experience difficulties in hiring qualified successors. We do not maintain "key person" insurance for any of our executives or key employees.

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

Expedited, reliable shipping of our kits is important to our operations. We rely on providers of transport services for reliable and secure point-to-point transport of our products to our customers and sales representatives and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of our products, it would be costly to replace our products in a timely manner and could cause surgeries using our products to be delayed or canceled, and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis. Climate change and various other environmental and social pressures can impact the frequency and intensity of certain events or contribute to ongoing changes that present similar risks.

Any future international expansion will subject us to additional costs and risks that may have a material adverse effect on our business, financial condition and results of operations.

Historically, all of our sales have been to customers in the United States. To the extent we enter into international markets in the future, there are significant costs and risks inherent in conducting business in international markets. If we expand, or attempt to expand, into foreign markets, we will be subject to new business risks, in addition to regulatory risks. Expansion into foreign markets would impose additional burdens on our executive and administrative personnel, finance and legal teams, research and marketing teams and general managerial resources.

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

Risks Related to Our Intellectual Property

Our competitors have and could continue to develop and commercialize products similar to ours even though we have patents and intellectual property rights protecting our products, and if we are unable to enforce these rights successfully, we may be unable to gain significant market share and to operate our business profitably.

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

As of December 31, 2024, our patent portfolio included 68 owned U.S. patents, one licensed U.S. patent, 83 pending U.S. patent applications, 26 granted foreign patents, 21 pending international PCT patent applications, and 60 pending foreign patent applications. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

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

We may be involved in lawsuits or other proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful. If we were to lose intellectual property lawsuits, our intellectual property rights would be impaired and, if we were found to impair the intellectual property rights of others, a court could require us to pay significant damages and/or prevent us from selling our products.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. In addition to past lawsuits alleging infringement of our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") (NYSE: SYK), alleging infringement of 9 patents related to our Lapiplasty technologies and unfair competition. We may bring additional lawsuits in the future alleging that certain third parties are infringing our intellectual property rights and may in the future become a defendant in lawsuits or administrative proceedings alleging that we have infringed on another party’s patents or other intellectual property or challenging our intellectual property rights. A legal proceeding, regardless of the outcome, are expensive and could drain our financial resources and divert the time and effort of our management. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, this could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings and the legal costs associated with them, could substantially increase our operating losses and reduce our resources available for development and marketing activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellection property lawsuits or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages and/or cease production, marketing and distribution of those products, or may be required to obtain a license from such third party to continue selling, developing and marketing our products and techniques. We may not be able to obtain any required license on commercially reasonable terms or at all. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third party intellectual property rights that we may consider attractive or necessary. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant products or redesign those products that contain the allegedly infringing intellectual property, which could harm our business, financial condition and results of operations. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

Because competition in our industry is intense, competitors may infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we have filed, are involved in current litigation, and may in the future file additional infringement claims, which can be expensive and time consuming, and could distract our technical and management personnel from their normal responsibilities. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or file administrative actions challenging the validity of our patent rights. In addition, in a patent infringement proceeding, a court or administrative agency may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding or administrative action could put one or more of our patents at risk of being invalidated or interpreted narrowly. Our competitors may assert invalidity on various grounds, including lack of novelty, obviousness or that we were not the first applicant to file a patent application related to our product. We may elect to enter into license agreements to settle patent infringement claims or to resolve disputes before litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

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

We have limited intellectual property rights outside the United States. Filing, prosecuting, enforcing, and defending patents or trademarks on our products and any future products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection to develop their own products. Further, competitors may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and any future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing in these jurisdictions.

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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
state and foreign equivalents of each of the health care laws described above, among others, some of which may be broader in scope including, without limitation, state anti-kickback, insurance, and false claims laws that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other health care providers, including marketing expenditures; and state and local laws requiring the registration of device sales and medical representatives. Greater scrutiny of marketing practices in the medical device industry has resulted in numerous government investigations by various government authorities, and this industry-wide enforcement activity is expected to continue. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different and difficult compliance and reporting requirements, increases the possibility that we may run afoul of one or more laws. The costs to comply with these regulatory requirements are becoming more expensive and will also impact our profitability.

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

Even though we have obtained clearance for our Lapiplasty, Adductoplasty, Nanoplasty and Percuplasty Systems and other products in the United States, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, any marketing authorizations we are granted are limited to the cleared indications for use. Further, the manufacturing facilities for a product are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer, or manufacturing facility may result in restrictions on the product, manufacturer or manufacturing facility, withdrawal of the product from the market or other enforcement actions.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition to new government regulations, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Furthermore, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs, lengthen review times of any future products, or make it more difficult to obtain clearance or approval for the manufacture, marketing or distribution of our products. In addition, government funding and staffing of the FDA, on which our operations may rely, including those that support our research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new medical devices or modifications to be approved or for cleared medical devices to be reviewed and/or authorized by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times, and some regulatory agencies, such as the FDA, have furloughed critical employees and stopped critical activities. Increased budgetary pressures, workforce changes and regulatory priority shifts could also adversely affect staffing levels and funding for the FDA and other regulatory agencies. If a prolonged government shutdown occurs, or if staffing limitations, funding shortages or similar issues affect the FDA or other regulatory authorities, it could significantly impact the timely review and processing of our regulatory submissions and other requests, which could have a material adverse effect on our business.

We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, or government disruptions may have on our business in the future. Such changes could, among other things, require additional time or testing before obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

In addition, in response to perceived increases in health care costs, in recent years there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we will be able to charge for our products or the amount of reimbursement available for our products and could limit the acceptance and availability of our products. See Part I, Item 1. "Business—Government Regulation." The expansion of the government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for procedures using our products, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition, and results of operations.

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

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls, and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. In addition, we have had in the past, and may in the future, have reports of adverse events associated with Lapiplasty and other procedures. While adverse events are inherent in the medical device and surgical industry, frequent adverse events can lead to reputational harm and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

The clinical study process is lengthy and expensive with uncertain outcomes. We have limited long-term data regarding the safety and efficacy of our products. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.

Clinical studies can be difficult to design and implement, can take many years, can be expensive and carry uncertain outcomes. We have conducted multiple post-market clinical outcome studies that we believe are unique in the bunion correction field and are a key element of our medical education program. Among other studies, we currently have three prospective, multicenter, post-market studies underway: (1) the ALIGN3D clinical study designed to evaluate outcomes of the Lapiplasty Procedure, which has completed enrollment with 173 patients; (2) the Mini3D study designed to evaluate outcomes of the Lapiplasty Procedure using Lapiplasty Mini-Incision System, which has completed enrollment with 105 patients; and (3) the MTA3D Clinical Study designed to evaluate outcomes of the combined Adductoplasty and Lapiplasty Procedures for patients in need of metatarsus adductus and hallux valgus corrective surgery, which is still enrolling patients. Each of these studies has a primary effectiveness endpoint of twenty-four months. The SPRINT clinical study is an ambidirectional, multicenter, post-market study designed to evaluate outcomes following joint arthrodesis in the foot after use of the SpeedPlate Rapid Compression Implants, which is still enrolling patients. This study has a primary effectiveness endpoint of twelve months. It takes time to enroll patients and to evaluate outcomes 24 months after surgery. Furthermore, after these studies are completed at the 24-month endpoint, data about outcomes for periods longer than 24 months after the Lapiplasty surgery will not yet be available, limiting comparability with traditional surgical approaches for bunions that have longer term data about their outcomes.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California has enacted the California Consumer Privacy Act ("CCPA") that creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, effective in January 2023, California adopted the California Privacy Rights Act ("CPRA") which amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have been adopted in other states, including Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. The evolving state law requirements may require additional compliance investment and potential business process changes. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We utilize our own and third party information technology systems to operate our business, and some of these systems are used to process, transmit and store sensitive data, including patient information, consumer information, and other information subject to data protection, privacy and security laws, regulations, standards and other requirements. The breach of these systems, ransomware attacks, cyber-attacks, malicious intrusions or significant disruptions, the wrongful use or disclosure of such sensitive data, and security failures in these systems, including a failure to maintain the security of these systems, as well as through diverse attack vectors, such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological error, including misconfigurations, bugs, or other vulnerabilities in software and hardware, may result in a violation of laws, regulations, standards and other requirements and could expose us to substantial liability, reputational harm, civil and criminal penalties and fines, litigation and enforcement actions and materially and adversely affect our business. Information technology systems and the confidential and sensitive information, including intellectual property, business financial information, trade secrets, and other confidential information, are vulnerable to a range of cybersecurity risks and threats, including malicious code embedded in open-source software, or misconfigurations, "bugs" or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. IT system incidents may disrupt our ability to access important systems and records and could prevent us from running our business for a period of time. We cannot guarantee that we will be immune from an incident or be able to respond rapidly enough to prevent a negative impact on our business. Furthermore, cyber-attacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including generative and other artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT systems, confidential information or business. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Although we maintain insurance policies, we cannot be certain that any or all of the costs and liabilities incurred in relation to any cybersecurity attack or incident will be covered or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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
•
sales of our common stock by us, our insiders, or other stockholders;
•
delays or setbacks in the ongoing commercialization of our products;
•
changes in the structure of health care payment systems;
•
the recruitment or departure of key personnel;
•
the commencement of litigation or governmental investigations;
•
announcement or expectation of additional financing efforts;
•
the trading volume of our common stock;
•
the impact of pandemic-related or other restrictions on the performance of elective procedures;
•
market conditions in the medical device sectors;
•
the seasonality of our business;
•
an increase in the rate of returns of our products or an increase in warranty claims;
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

We may seek to grow our business through acquisitions or investments in new or complementary businesses, products or technologies, through the licensing of products or technologies from third parties, or through other strategic alliances. The failure to manage acquisitions, investments, licenses or other strategic alliances or the failure to integrate them with our existing business could have a material adverse effect on our operating results, dilute our stockholders' ownership, increase our debt or cause us to incur significant expense.

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

Various investors, proxy advisory services, regulatory authorities, consumers and other stakeholders continue to be interested in companies’ management of climate, human capital, and other environmental, social and governance ("ESG") matters. While we take certain actions to manage our ESG profile and related expectations, such efforts entail costs and may not have the desired effect. For example, relevant methodologies and data are complex and continue to evolve, and there is no guarantee that our approach will meet the expectations of any particular stakeholder. Moreover, stakeholder expectations (including regulatory requirements) are not uniform and may not be interpreted or applied evenly; any failure to successfully navigate such matters may result in harm to our reputation or relations with various stakeholders, expose us to legal action, or have other adverse impacts on our business.

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

As of December 31, 2024, officers and their respective affiliates beneficially owned shares (not including any vested and exercisable options and unvested restricted stock units) representing approximately 24% of our outstanding common stock. Further, while there is no voting agreement or other similar arrangements between them, our CEO and one other director are family members. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the inflation reduction initiatives, higher interest rates, wars, invasions, political disruption or pandemics could result in a variety of risks to our business, including weakened demand for our procedures or products and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we purchase our products or our suppliers purchase product components may affect the prices of and demand for our products. A weak or declining economy, political disruption and inflation, including those resulting from changes in foreign trade policies, pandemics, wars, invasions, energy supply interruptions or international trade disputes, staffing shortages, or similar events, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

A major hurricane, fire or other disaster (such as a wildfire, major flood, earthquake or terrorist attack) affecting our headquarters or our other facilities, or facilities of our suppliers and manufacturers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our suppliers' and manufacturers' damaged facilities, which delays could be lengthy and costly. Furthermore, hurricanes and other disasters have in the past and may in the future shutdown or disrupt our customers' surgical facilities or their suppliers, which may result in ceasing or limiting elective procedures involving our products at those facilities. If any of our customers' facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. Concerns about terrorism, the effects of a terrorist attack or political turmoil could also have a negative effect on our operations, those of our suppliers and manufacturers and our customers.

Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting and the market price of our common stock could decline.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. Under Section 404 of the Sarbanes-Oxley Act and these other rules and regulations, we must furnish a report by our management on our internal control over financial reporting, which must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, and our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting. To achieve compliance with Section 404 for 2024, we have been engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and extensive. In this regard, we have and will need to continue to dedicate internal resources, including employing financial and accounting personnel, engaging outside consultants and adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. While we have not identified any material weakness in our internal controls over financial reporting for 2024, if in any future period we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective and would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

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

We are subject to U.S. anti-corruption, export control, sanctions and other trade laws and regulations and may be subject to additional trade laws and regulations in the future (collectively, the "Trade Laws"). We can face serious consequences for violations.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation's ability to use its pre-change net operating loss ("NOL") carryforwards and other pre-change NOLs tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Based upon our analysis as of December 31, 2024, we have determined that we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.

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

Since we understand that cybersecurity threats are complex and evolving, we have a dedicated team of both internal and external cybersecurity experts, which is led by our Chief Information & Cybersecurity Officer ("CICSO"). This team is responsible for publishing information technology and security policies, promoting compliance with those policies, implementing a program to mitigate potential threats, and performing periodic risk and maturity assessments. Our risk mitigation measures include network segmentation, cyber protection and containment, detection and response, and recovery. The primary goal of this team is to decrease the risk of cyber incidents having a material impact.

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

The CICSO has over three decades of technology experience, working for leading technology and consulting companies and previously served as chief information and cybersecurity officer for both public and private medical device and healthcare organizations. Our cybersecurity team includes a former chief information security officer for large healthcare organizations, a former head of global security for a major enterprise cybersecurity platform, and other similarly credentialed professionals. Our CICSO reports to the Chief Financial Officer and provides regular reports to the Audit Committee on cybersecurity policies, procedures, and risk and remediation efforts. Our CICSO also serves on our Disclosure Committee and has regular dialogue with the senior management team on information security matters and risk management practices.

The CICSO is regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. We believe this ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The cybersecurity team implements and oversees processes for the regular monitoring of our information systems. In the event of a cybersecurity incident, the cybersecurity team follows a written security incident response runbook, which includes procedures to, among other things, respond to the incident, mitigate its impact, and evaluate and satisfy applicable obligations.

Item 2. Properties

As of December 31, 2024, we leased approximately 125,000 square feet for our corporate headquarters located in Ponte Vedra, Florida under a lease agreement which terminates in July 2032. We believe that this facility is sufficient to meet our current and anticipated needs in the future and that additional space can be obtained on commercially reasonable terms as needed. We also continue to lease a part of our previous corporate headquarters location until August 2026 and have entered into subleases for this space for the remainder of our lease term.

Item 3. Legal Proceedings

We are not a party to any legal proceedings which we believe would have a material adverse effect on our business or results of operations. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

On October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol "TMCI" on April 23, 2021. Prior to that time, there was no public market for our common stock.

Holders of Record

At February 19, 2025, there were approximately 22 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Share Repurchases

The following table presents the information with respect to purchases made by us of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2024	—	$—	—	—
November 1 to November 30, 2024(1)(2)	3,787	8.29	—	—
December 1 to December 31, 2024	—	—	—	—
Totals	3,787	$8.29	—	—
(1)
Includes restricted shares withheld pursuant to the terms of awards under the Company’s share-based compensation plans to offset tax withholding obligations that occur upon vesting and release of restricted shares.
(2)
The value of the restricted shares withheld is the closing price of the Company's common stock on the date the relevant transaction occurs.

Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s common stock during the period between our IPO on April 23, 2021 and December 31, 2024, with the cumulative total return on the NASDAQ Composite Index and the S&P Healthcare Equipment Select Industry Index. The comparison assumes $100 was invested on the date of the Company's IPO in the Company’s common stock and in each of the foregoing indices and assumes the reinvestment of all dividends. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company’s common stock.

Total Return since IPO

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

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. We have pioneered our proprietary Lapiplasty 3D Bunion Correction System—a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional ("3D") misalignment in the foot's anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional ("2D") perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical, and we developed our first product, the Lapiplasty System, to correct the deformity across all three anatomic dimensions. Our other products often used in conjunction with bunion surgery include the Adductoplasty System, the Hammertoe PEEK Fixation System, the SpeedPlate Rapid Compression Implant System, and specialized osteotomes and release instruments. In addition, we recently announced our entrance into the metatarsal osteotomy segment with the Nanoplasty and Percuplasty Procedures, which both allow for a 3D correction of the bunion through cosmetically appealing, minimally invasive solutions. With our Lapiplasty System, new osteotomy systems, and other complementary products, we are continuing to execute our strategy of becoming a comprehensive bunion solutions company and supporting further penetration into the bunion market opportunity. See the "Innovation and Growth" section below and the "Our Solutions" section in Item 1 above for more information on our new products.

We were formed in 2013, and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have expanded our bunion related products in the United States. We market and sell our products to physicians, surgeons, ambulatory surgery centers and hospitals. Our procedures can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilize existing, well-established reimbursement codes. We currently market and sell our products through a combination of a direct employee sales force and independent sales agencies in the United States. As of December 31, 2024, we had a field fleet of 329 team members. The field fleet includes our direct employee sales force, clinical specialists, and sales management, and an estimate of individuals from independent sales agencies focused on marketing and selling our products. Our direct employee sales force generated 82% of revenues in 2024. As of December 31, 2024, the number of active surgeons was 3,135 up from 2,855, an increase of 280 or 10% from the prior year. We define the number of active surgeons as the number of surgeons that performed at least one procedure using one of our systems in the trailing twelve-month period.

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

On June 12, 2023, we acquired certain assets of RPM-3D used in providing pre-operative planning and patient-specific guides for the surgical correction of foot and ankle deformities for $20.0 million in cash plus additional milestone payments of up to $10.0 million, which were subsequently reduced to $8.1 million. This acquisition added FDA-cleared patient specific instrumentation technologies and capabilities to our portfolio, building upon our pioneering 3D bunion correction and related midfoot solutions, as well as 22 additional patent applications (of which two U.S. patents have since been issued) that further expanded and reinforced our global intellectual property portfolio covering technologies for the correction of bunion and related deformities.

As of December 31, 2024, we had cash and cash equivalents of $11.4 million and marketable securities of $64.3 million available for sale to fund operations, an accumulated deficit of $190.0 million, and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

Economic Environment

There is continuing uncertainty in the macro-economic environment. Inflationary pressures and interest rate changes may result in higher costs for us. Inflation, recession fears, reduced consumer confidence and other adverse economic conditions may also negatively impact consumer demand for the elective surgeries that use our products. While we continuously work with suppliers to mitigate higher costs and continue to invest in our direct sales channel, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue for the foreseeable future, which likely will impact our results of operations.

We believe that our financial performance has depended, and in the foreseeable future will continue to depend, on many factors, including macro-economic conditions as described above, those described below, those noted in the section titled "Special Note Regarding Forward-Looking Statements" and in the section titled "Risk Factors."

Increased Competition

Before we launched our flagship Lapiplasty System, there were no other products in the market that provided a 3D solution and specialized procedural instrumentation for traditionally freehand, difficult Lapidus surgeries. This allowed us to capitalize on our pioneering technology and grow our market share quickly. We are experiencing increased competition from the accelerating adoption of minimally invasive osteotomy solutions and from new Lapidus products, which has, and may continue to, negatively impact our growth rates and market share.

Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we have dedicated meaningful resources and believe that we have built a sales force and management team that can support our future growth as well as our patient-focused outreach and education campaigns.

In research and development, our employee team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. In 2023, in addition to the acquisition of the assets of RPM-3D, we began the market release of (1) the SpeedPlate fixation platform, which can be used in the Lapiplasty and Adductoplasty Procedures, as well as other common bone fusion procedures of the foot, (2) the Hammertoe PEEK Fixation System designed to address hammertoe, claw toe and mallet toe deformities, which often present concomitantly with bunions, and (3) LapiTome and RazorTome Osteotomes, which are sterile, single-use instruments that are designed to facilitate more efficient removal and release of bone slices and soft tissue in Lapiplasty and Adductoplasty cases.

In early 2024, we introduced expanded SpeedPlate configurations designed to address additional fusion procedures throughout the foot, and in the fourth quarter of 2024, we began the limited market releases of the following new products: (1) the Nanoplasty and Percuplasty Systems, which are minimally-invasive 3D osteotomy systems; (2) IntelliGuide PSI Cut Guides for Lapiplasty and Adductoplasty Procedures, which are cut guides created specifically for an individual patient’s foot anatomy; (3) the Micro-Lapiplasty System, which is designed to allow the Lapiplasty Procedure to be performed through a minimally-invasive 2cm incision; (4) the Mini-Adductoplasty System, which is designed to allow the Adductoplasty midfoot correction procedure to be performed through an approximately 50% smaller incision; and (5) the SpeedMTP Rapid Compression Implant, a specialized implant for addressing bunions through MTP fusions. We expect to continue to expand the commercial availability of these new products and to release other new solutions during 2025.

Intellectual Property Strategy

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets. As of December 31, 2024, our patent portfolio included 68 granted U.S. patents, with an additional 26 granted patents worldwide and over 100 pending patent applications. In keeping with our strategy of protecting our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker and its subsidiary Wright Medical Technology, Inc. alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages.

Market Share Growth

The growth of our business depends on our ability to gain broader acceptance of our proprietary procedures and systems by successfully marketing and distributing these products. While surgeon adoption of our products and procedures remains critical to supporting revenue growth, hospital and ambulatory surgery center facility approvals are necessary for both existing and future surgeon customers to access our products. To facilitate greater access to our products and support future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with our procedures and systems, supported by our robust portfolio of clinical data on our existing procedures and additional clinical data we expect to develop on our new products. If we are unable to successfully continue to commercialize our procedures and systems, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through the use of our cash and cash equivalents, marketable securities, and expected revenues. We may also raise funds by incurring debt and through offerings of our capital stock.

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

Coverage and Reimbursement

Hospitals, ambulatory surgery centers and surgeons that purchase or use our products generally rely on third-party payors to reimburse for all or part of the costs and fees associated with procedures using our products. As a result, sales of our products depend, in part, on the extent to which the procedures using our products are covered by third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Based on historical claims data, more than 60% of all bunion surgical cases are paid by private payors.

Medicare payment rates to hospital outpatient departments are set under the Medicare hospital outpatient prospective payment system, which groups clinically similar hospital outpatient procedures and services with similar costs to ambulatory payment classifications ("APCs"). Each APC is assigned a single lump sum payment rate, which includes payment for the primary procedure as well as any integral, ancillary, and adjunctive services. The primary current CPT codes for the Lapiplasty Procedure are CPT 28740 and CPT 28297. CPT 28740 is classified under APC 5114, and CPT 28297 is classified under APC 5115. For Lapiplasty Procedures in which fusion is performed on multiple TMT joints, CPT 28730 applies and is classified under APC 5115. For Adductoplasty Procedures in which fusion is performed on multiple TMT joints, either CPT 28730 or CPT 28735 applies, both of which are classified under APC 5115. For the Nanoplasty and Percuplasty Procedures, CPT 28306 applies. For MTP fusions using the SpeedMTP implant or our other plates, CPT 28750 applies.

Components of Our Results of Operations

Revenue

We currently generate revenue from the sale of our implant kit systems, single-use sterile instruments, and other complementary products. Our systems bring together single-use implant kits, reusable instrument trays, and surgical techniques. We sell the kits and single-use instruments and other products to physicians, surgeons, hospitals and ambulatory surgery centers in the United States through a network of employee sales representatives and independent sales agencies.

No single customer accounted for 10% or more of our revenue during 2024. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our product offerings, new accounts and trained physician base, and as existing physician customers perform more Lapiplasty and other procedures using our products, though our rate of revenue growth may fluctuate from quarter to quarter due to a variety of factors, including seasonality, the macro-economic environment and competition.

Cost of Goods Sold

Cost of goods sold consists primarily of costs for the purchase of our products from third-party manufacturers. Direct costs from our third-party manufacturers include costs for raw materials plus the markup for the assembly of the components. Cost of goods sold also includes royalties, allocated overhead for indirect labor, certain direct costs such as those incurred for shipping our products, sterilization, packaging, and personnel costs. We expense all inventory provisions for excess, obsolete and field losses as cost of goods sold. We evaluate the carrying value of our inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess or obsolete inventory on hand, which could lead to additional provisions. We expect our cost of goods sold to increase in absolute dollars in the foreseeable future to the extent more of our products are sold, though it may fluctuate from quarter to quarter.

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

Research and Development

Research and development ("R&D") expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, and other costs associated with products and technologies that are in development. These expenses include compensation for personnel, including salaries, bonuses, benefits and share-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation, and allocated facilities-related expenses. We expect R&D expenses to continue to increase in absolute dollars in the foreseeable future as we continue to hire personnel and invest in next-generation innovations of our existing products and new products, though it may fluctuate from quarter to quarter due to a variety of factors, including the level and timing of our new product development efforts, as well as our clinical development, clinical studies and other related activities.

General and Administrative

General and administrative expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, and share-based compensation, related to finance, information technology, legal and human resource functions, as well as professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses, and allocated facilities-related expenses.

Interest Income

Interest income consists of interest earned on our money market funds and marketable securities.

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount and issuance costs related to outstanding borrowings.

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated ($ in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%
Revenue	$209,357	$187,118	$22,239	11.9%
Cost of goods sold	41,093	35,181	5,912	16.8%
Gross profit	168,264	151,937	16,327	10.7%
Operating expenses
Sales and marketing	147,643	140,894	6,749	4.8%
Research and development	20,589	15,440	5,149	33.3%
General and administrative	55,720	47,031	8,689	18.5%
Total operating expenses	223,952	203,365	20,587	10.1%
Loss from operations	(55,688)	(51,428)	(4,260)	8.3%
Interest income	4,877	6,726	(1,849)	(27.5)%
Interest expense	(5,256)	(5,167)	(89)	1.7%
Other income, net	324	342	(18)	(5.3)%
Other non-operating income (expense), net	(55)	1,901	(1,956)	(102.9)%
Net loss	$(55,743)	$(49,527)	$(6,216)	12.6%

Revenue. Revenue increased by $22.2 million, or 11.9%, in the year ended December 31, 2024, as compared to 2023. The increase was primarily driven by a product mix shift that resulted from increased adoption of newer technologies and increased sales of complementary products, an increase in the number of bunion procedure kits sold in 2024 as compared to 2023, and an increase in active surgeons.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $5.9 million, or 16.8%, in the year ended December 31, 2024, as compared to 2023. The increase in cost of goods sold was primarily due to a $3.7 million increase in direct costs of goods sold resulting from increased sales, a $0.9 million increase in allocations of payroll and related costs, a $0.9 million increase in inventory provisions, and a $0.3 million decrease in vendor rebates. Gross profit increased $16.3 million, or 10.7%, as compared to the same period in 2023, due to increased sales. Gross profit margin for the year ended December 31, 2024 decreased from 81.2% to 80.4%, as compared to the same period in 2023, primarily due to an increase in inventory provisions, a product mix shift to newer products, a decrease in vendor rebates, and an increase in allocations of payroll and related costs, partially offset by lower royalty rates on newer products.

Sales and Marketing Expenses. Sales and marketing expenses increased by $6.7 million, or 4.8%, in the year ended December 31, 2024, as compared to 2023. Sales and marketing expenses increased due to an increase of $7.5 million in payroll and related expenses from increased headcount of sales and marketing personnel, including stock compensation expense, an increase of $1.8 million in surgical instrument expense due to an increase in volume of surgical instruments, and a $0.6 million increase in commissions due to higher sales, partially offset by a decrease of $1.9 million in surgeon training and clinical-related costs and a decrease of $1.2 million in advertising fees for direct to consumer campaigns. Of the $7.5 million increase in payroll and related expenses, $0.9 million was related to a restructuring charge that includes severance and other post-employment benefits.

Research and Development Expenses. Research and development expenses increased by $5.1 million, or 33.3%, in the year ended December 31, 2024, as compared to 2023. The increase in research and development expenses was due to increases of $4.4 million in payroll and related costs resulting from increased headcount of research and development personnel, including stock compensation expense, an increase of $0.4 million related to the technological advancements milestone obligation from our acquisition of RPM-3D, and an increase of $0.4 million in allocated rent expense from the occupancy of our corporate headquarters building.

General and Administrative Expenses. General and administrative expenses increased by $8.7 million, or 18.5%, in the year ended December 31, 2024, as compared to 2023. The increase in general and administrative expenses was primarily related to $7.8 million in higher payroll and related costs due to higher stock compensation expense, a $2.6 million increase in the provision for allowance for credit losses that includes a $2.1 million write-off of receivables due from a customer that filed for bankruptcy in the second quarter, and a $0.5 million increase in amortization of finite-lived intangible assets from our acquisition of RPM-3D, partially offset by a $2.1 million decrease in compensation expense related to the milestone obligations for our acquisition of RPM-3D.

Interest Income. Interest income decreased by $1.8 million, or 27.5% in 2024 as compared to 2023. The decrease in interest income was primarily due to lower cash balances invested in marketable securities and slightly lower interest rates due to rate cuts during 2024.

For the comparison of the results of operations for the years ended December 31, 2023 and 2022, refer to our Annual Report on Form 10-K, for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission on February 27, 2024, in Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

In April 2022, we entered into a five-year $150.0 million loan arrangement, initially consisting of up to $120.0 million in term loans over four tranches and up to $30.0 million in a revolving loan facility with entities affiliated with MidCap. As of December 31, 2024, we have $50.0 million under the term loan and $4.0 million under the revolving loan facility outstanding. As of December 31, 2024, additional tranche availability from the term loan has expired and is no longer available.

As of December 31, 2024, we had cash and cash equivalents of $11.4 million and marketable securities of $64.3 million available for sale, an accumulated deficit of $190.0 million, and $54.0 million of principal outstanding under our term loan and revolving loan agreements. We believe that our existing cash and cash equivalents, marketable securities, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the date of issuance of these financial statements. We may be required or decide to raise additional debt or equity financing to support further growth of our operations.

Funding Requirements

We use our cash, marketable securities, and revenues to fund our operations, which primarily include the costs of manufacturing our products, capital expenditures, as well as our operating expenses. We expect R&D expenses to increase as we continue to hire personnel and invest in next-generation innovations of our existing products and new products. The timing and amount of our operating and capital expenditures and use of available funding will depend on many factors, including:

•
the scope and timing of our investment in our commercial infrastructure and sales force;
•
the costs of our ongoing commercialization activities including product sales, marketing, manufacturing, and distribution;
•
the scope of our marketing efforts, including the degree to which we utilize direct to consumer campaigns;
•
the degree and rate of market acceptance of our products;
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including enforcing our intellectual property rights against infringing products or technologies or enforcing contractual rights against parties breaching agreements with us, including the litigation proceeding we initiated against Stryker;
•
the research and development activities we intend to undertake to improve the Lapiplasty System and other products, to commercialize PSI technologies, to gain share in the minimally invasive osteotomy market, and to develop or acquire additional products;
•
the investments we make in acquiring other technologies, assets or businesses to expand our product portfolio;
•
the success or emergence of new competing technologies or other adverse market developments;

•
our need to implement additional infrastructure and internal systems;
•
competitors' success in inducing surgical facilities to limit their use of our products and surgical facilities' decisions to narrow surgeons' access to our products;
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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and available debt borrowings will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong or that may change in the future, and we could utilize our available capital resources sooner than we expect. We may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts, sales and marketing initiatives, or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash (used in) provided by:
Operating activities	$(37,167)	$(34,575)	$(30,648)
Investing activities	35,375	(81,299)	(76,518)
Financing activities	160	109,383	20,806
Net increase (decrease) in cash and cash equivalents	$(1,632)	$(6,491)	$(86,360)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $37.2 million, consisting primarily of a net loss of $55.7 million, adjusted for non-cash charges of $44.0 million and an increase in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $30.6 million, depreciation and amortization expense of $8.4 million, provision for allowance for credit losses of $2.9 million primarily due to a $2.1 million write-off of receivables due from a significant customer that filed for bankruptcy in the second quarter 2024, and non-cash lease expense of $2.3 million, partially offset by net accretion of marketable securities of $1.1 million. The increase in net operating assets was primarily due to an increase of $10.0 million in inventories to meet demand for new products, an increase of $5.7 million in accounts receivable due to increased sales, an increase of $0.3 million to other non-current assets and a decrease of $7.9 million in accrued liabilities, a decrease of $2.5 million to operating lease liabilities, and a decrease of $1.3 million to accounts payable, which were partially offset by a $2.2 million increase to prepaid expenses and other assets. The decrease of $7.9 million in accrued liabilities consisted of a decrease of $4.2 million for milestone payments related to our acquisition of RPM-3D in the second quarter 2023 and a decrease of $3.7 million due to timing of payments.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $35.4 million, consisting of $118.5 million in sales and maturities of available for sale marketable securities, partially offset by $71.6 million in purchases of available for sale marketable securities from reinvestment of cash received from maturities and $11.6 million in purchases of property and equipment. The purchases in property and equipment included $9.5 million in capitalized surgical instruments for reusable instrument trays related to new products, and $2.1 million for equipment and leasehold improvements to support the growth of our business.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $0.2 million, consisting primarily of $0.4 million in proceeds from stock option exercises, partially offset by $0.3 million of shares repurchased for tax withholding from vesting of share-based compensation.

Net cash provided by financing activities for the year ended December 31, 2023 was $109.4 million, consisting of $107.5 million of net cash proceeds from our public offering of common stock in the first quarter of 2023 and $1.9 million from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2022 was $20.8 million, consisting of $53.5 million of net cash proceeds from the term loan agreement and revolving loan facility with MidCap and $2.2 million from the exercise of stock options, partially offset by the $33.9 million repayment of the CRG Group L.P. term loan and $1.0 million of third party debt issuance costs related to the new MidCap borrowings.

Royalty Agreements

We recognized royalties expense of $6.8 million and $6.9 million for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the aggregate royalty rate was 3.2% and 3.7%, respectively. Each of the royalty agreements with our surgeon consultants prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon consultants is affiliated.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which includes taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026 and have subleased this space for the remainder of our lease term. The remaining lease obligations are $23.3 million under these leases as of December 31, 2024.

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

We have a definite-lived intangible technology asset that is reviewed for impairment upon triggering events that indicate the carrying value of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If the asset's carrying value is determined to not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible asset. Calculating cash flows for this measurement requires us to make significant estimates and assumptions related to forecasts of future revenues, expenses and discount rates. Changes in these assumptions could have a significant impact on the fair value of the technology intangible. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The calculation of the fair value of the intangible assets involves Level 3 fair value measurements. Any impairment recognized could significantly impact our results of operations in the period of impairment.

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

The following table presents our estimate of the impact on fair value based on the scenario discussed above (in thousands):

December 31, 2024
	Change in fair value
Fair value of marketable securities	Down 50 bps	Up 50 bps
$70,322	$167	($165)

Under our current outstanding debt terms, we do not have a risk to rising interest rates as the interest rates are capped at 9% for the term debt and 7% for the revolving loan facility. If a 147 basis points decrease in the 30-day forward looking secured overnight financing rate occurred, we would start to experience a reduction in our interest rate expense from current levels.

Credit Risk

We manage our credit risk within the available-for-sale securities portfolio by maintaining a well-diversified investment portfolio that limits the investments to certain types, such as U.S. Treasury and agency securities, money market funds, commercial paper, Yankee CDs, and high credit quality asset-backed securities and corporate debt securities. In addition, the Company's investment policy requires a maximum portfolio duration of one year.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Treace Medical Concepts, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Treace Medical Concepts, Inc. (a Delaware corporation) (the "Company") as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 27, 2025 expressed "an unqualified opinion".

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

Jacksonville, Florida

February 27, 2025

TREACE MEDICAL CONCEPTS, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$11,350	$12,982
Marketable securities, short-term	64,327	110,216
Accounts receivable, net of allowance for credit losses of $1,326 and $980 as of December 31, 2024 and December 31, 2023, respectively	40,803	38,063
Inventories	39,255	29,245
Prepaid expenses and other current assets	5,667	7,853
Total current assets	161,402	198,359
Property and equipment, net	25,953	22,298
Intangible assets, net of accumulated amortization of $1,425 and $475 as of December 31, 2024 and December 31, 2023, respectively	8,075	9,025
Goodwill	12,815	12,815
Operating lease right-of-use assets	8,442	9,264
Other non-current assets	407	146
Total assets	$217,094	$251,907
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,522	$11,835
Accrued liabilities	7,197	10,458
Accrued commissions	10,121	10,759
Accrued compensation	6,575	7,549
Other liabilities	510	4,432
Total current liabilities	34,925	45,033
Long-term debt	53,306	53,008
Operating lease liabilities, net of current portion	15,934	15,891
Other long-term liabilities	37	37
Total liabilities	104,202	113,969
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 0 shares issued as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,385,101 and 61,749,654 shares issued as of December 31, 2024 and December 31, 2023, respectively	62	62
Additional paid-in capital	303,004	271,973
Accumulated deficit	(189,990)	(134,247)
Accumulated other comprehensive income (loss)	97	163
Treasury stock, at cost; 23,391 and 1,218 shares as of December 31, 2024 and December 31, 2023, respectively	(281)	(13)
Total stockholders’ equity	112,892	137,938
Total liabilities and stockholders’ equity	$217,094	$251,907

The accompanying notes are an integral part of these financial statements.

P TREACE MEDICAL CONCEPTS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$209,357	$187,118	$141,838
Cost of goods sold	41,093	35,181	25,532
Gross profit	168,264	151,937	116,306
Operating expenses
Sales and marketing	147,643	140,894	104,567
Research and development	20,589	15,440	13,584
General and administrative	55,720	47,031	32,999
Total operating expenses	223,952	203,365	151,150
Loss from operations	(55,688)	(51,428)	(34,844)
Interest income	4,877	6,726	1,313
Interest expense	(5,256)	(5,167)	(4,398)
Debt extinguishment loss	—	—	(4,483)
Other income, net	324	342	(403)
Other non-operating income (expense), net	(55)	1,901	(7,971)
Net loss	(55,743)	(49,527)	(42,815)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(66)	190	(27)
Comprehensive loss	$(55,809)	$(49,337)	$(42,842)

Net loss per share, basic and diluted	$(0.90)	$(0.81)	$(0.77)
Weighted-average shares used in computing net loss per share, basic and diluted	62,112,037	60,852,153	55,276,834

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Statements of Stockholders' Equity

(in thousands, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at January 1, 2022	54,181,082	$45	$134,933	$(41,905)	$—	$—	$93,073
Issuance of common stock upon exercise of stock options	1,444,626	10	2,177	—	—	—	2,187
Issuance of common stock for vesting of restricted stock units	2,500	—	—	—	—	—	—
Share-based compensation expense	—	—	8,111	—	—	—	8,111
Net loss	—	—	—	(42,815)	—	—	(42,815)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(27)	—	(27)
Balances at December 31, 2022	55,628,208	$55	$145,221	$(84,720)	$(27)	$—	$60,529
Issuance of common stock upon exercise of stock options	495,337	1	1,868	—	—	—	1,869
Issuance of common stock for vesting of restricted stock units	149,919	—	—	—	—	—	—
Share-based compensation expense	—	—	17,363	—	—	—	17,363
Issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	5,476,190	6	107,521	—	—	—	107,527
Net loss	—	—	—	(49,527)	—	—	(49,527)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	190	—	190
Shares directly withheld from employees for tax payment	—	—	—	—	—	(13)	(13)
Balances at December 31, 2023	61,749,654	$62	$271,973	$(134,247)	$163	$(13)	$137,938
Issuance of common stock upon exercise of stock options	292,217	—	428	—	—	—	428
Issuance of common stock for vesting of restricted stock units	342,012	—	—	—	—	—	—
Share-based compensation expense	—	—	30,603	—	—	—	30,603
Net loss	—	—	—	(55,743)	—	—	(55,743)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(66)	—	(66)
Shares directly withheld from employees for tax payment	(22,173)	—	—	—	—	(268)	(268)
Balances at December 31, 2024	62,361,710	$62	$303,004	$(189,990)	$97	$(281)	$112,892

The accompanying notes are an integral part of these financial statements.

TREACE MEDICAL CONCEPTS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(55,743)	$(49,527)	$(42,815)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	8,419	5,352	2,133
Provision for allowance for credit losses	2,947	434	411
Share-based compensation expense	30,603	17,352	8,111
Non-cash lease expense	2,349	2,461	2,522
Amortization of debt issuance costs	298	297	244
Gain on fair value adjustment to derivative liability	—	—	(173)
Debt extinguishment loss	—	—	4,483
Loss on impairment of long-lived assets	—	—	346
Amortization (accretion) of premium (discount) on marketable securities, net	(1,145)	(1,406)	(126)
Other, net	538	205	25
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(5,687)	(9,301)	(11,039)
Inventory	(10,010)	(9,848)	(8,769)
Prepaid expenses and other assets	2,186	(1,210)	(668)
Other non-current assets	(330)	—	(146)
Operating lease liabilities	(2,473)	(119)	3,076
Accounts payable	(1,313)	3,167	4,612
Accrued liabilities	(7,903)	7,528	7,125
Other, net	97	40	—
Net cash provided by (used in) operating activities	(37,167)	(34,575)	(30,648)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(71,579)	(169,865)	(63,409)
Sales and maturities of available-for-sale marketable securities	118,547	120,024	1,729
Purchases of property and equipment	(11,593)	(11,458)	(14,838)
Acquisition, net of cash acquired	—	(20,000)	—
Net cash provided by (used in) investing activities	35,375	(81,299)	(76,518)

Cash flows from financing activities
Proceeds from interest bearing term debt	—	—	49,651
Proceeds from interest bearing revolving debt	—	—	3,850
Debt issuance costs	—	—	(989)
Payments on interest bearing debt	—	—	(33,893)
Proceeds from issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	—	107,527	—
Proceeds from exercise of employee stock options	428	1,869	2,187
Taxes from withheld shares	(268)	(13)	—
Net cash provided by (used in) financing activities	160	109,383	20,806
Net increase (decrease) in cash and cash equivalents	(1,632)	(6,491)	(86,360)
Cash and cash equivalents at beginning of period	12,982	19,473	105,833
Cash and cash equivalents at end of period	$11,350	$12,982	$19,473

Supplemental disclosure of cash flow information
Cash paid for interest	$4,955	$5,167	$4,398
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$—	$—	$15,300
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$8	$(22)	$3,615
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$66	$(190)	$27
Unsettled matured marketable security and receivable from broker	$—	$3,000	$—
Noncash portion of internally developed software	$—	$(11)	$—

The accompanying notes are an integral part of these financial statements.

1. Formation and Business of the Company

The Company

Treace Medical Concepts, Inc. (the "Company") is a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. The Company has pioneered and patented the Lapiplasty® 3D Bunion Correction System—a combination of instruments, implants, and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. To further support the needs of bunion patients, the Company has expanded its product offerings to continue to execute its strategy of becoming a comprehensive bunion solutions company and further penetrating the bunion market opportunity. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

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

The financial statements presented have been prepared on a consistent basis with the exception of the following item. An adjustment has been made to the Statement of Operations and Comprehensive Loss for the year ended 2022 for $2.0 million, to reclassify surgical instrument expense from cost of goods sold to sales and marketing expense, to conform with the current year's presentation. This reclassification had no effect on the Company's net loss.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Significant estimates and assumptions include valuation of intangible assets and goodwill, reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, deferred tax assets and related valuation allowances, contingencies, and stock-based compensation. The Company had no accrued contingent liabilities as of December 31, 2024 and 2023.

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

The Company reviews the probabilities of achievement of the earnout milestones to determine the impact on the fair value of the contingent consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in its forecasts. The estimated fair value of the contingent consideration liability will increase or decrease, up to the contractual limit, as applicable. Changes in the estimated fair value of the contingent consideration are recorded in operating expenses in the Statement of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of the Company's contingent consideration may materially impact or cause volatility in its operating results. During the first quarter of 2024, the Company amended the original terms associated with the earnout milestone payments. As a result of the amended terms, the earnout milestones were no longer accounted for as contingent consideration. Refer to Note 5, "Business Combination," for details of the changes.

Segments

The Company is a single reportable segment entity, which is in the business of designing, manufacturing, and marketing medical devices for physicians, surgeons, ambulatory surgery centers and hospitals related to the surgical management of bunion and related midfoot deformities. The Company's chief executive officer is the chief operating decision maker ("CODM"). The CODM regularly reviews entity-wide net income and operating results compared to budget and forecast information to assess the Company's performance and to allocate resources for its single reporting segment. The measure of profit or loss is reported in the Statement of Operations and Comprehensive Loss. The measure of segment assets is reported on the Company's Balance Sheet. The Company does not have any intra-entity sales or transfers. All long-lived assets are maintained in the United States.

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

Available-for-sale securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees' financial condition and the Company's intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in fair value judged to be other-than-temporary are included in other income, net on the Company's Statements of Operations and Comprehensive Loss. The Company has elected to exclude accrued interest receivable in its measurement of the allowance for credit losses for available-for-sale securities. The Company will cease interest accruals and reverse previously accrued interest through interest income based on management's evaluation of the facts and circumstances of each security under review. The Company did not record any other-than-temporary impairments related to marketable securities in the Company's Statements of Operations and Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022.

Accounts Receivable and Allowances

Accounts receivable are generally from hospitals and ambulatory surgery centers and are stated at amounts billed less allowances for credit losses. The Company continually monitors customer payments and maintains an allowance for credit losses resulting from a customer's inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer's ability to pay. Accounts receivable are written off when individual balances are no longer collectible. As of December 31, 2024 and 2023, accounts receivable are presented net of an allowance for credit losses of $1.3 million and $1.0 million, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company recorded provisions for credit losses of $2.9 million, $0.4 million, and $0.4 million, respectively. The increase in provision for credit losses for the year ended December 31, 2024 is due to a write-off of receivables due from a customer that filed for bankruptcy in the second quarter of 2024.

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

The Company earns revenue from the sale of its products to customers such as hospitals and ambulatory surgery centers. The Company's accounts receivable is derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At December 31, 2024 and 2023, no customer accounted for more than 10% of accounts receivable. For the years ended December 31, 2024, 2023, and 2022, there were no customers that represented 10% or more of revenue.

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease is classified as a financing lease or an operating lease at the commencement date of the lease. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company determines the commencement date of a lease to be the date on which a lessor makes an underlying asset available for use by the Company. Leases with a term greater than one year are recognized on the Balance Sheets as Operating lease right-of-use assets, Current other liabilities (for the current portion of operating lease liabilities), and Operating lease liabilities, net of current portion. The Company has elected not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less (short-term leases). As the interest rates implicit in lease contracts are not readily determinable, the Company utilizes its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid, incentives received, or impairment charges if the Company determines the right-of-use asset is impaired.

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

The Company has no finance leases as lessee or as lessor. The Company recognizes rental income for any subleases of its leased property on a straight-line basis over the lease term.

Inventories

Inventories consist primarily of surgical kits and components as finished goods and are stated at the lower of cost or net realizable value. Cost is determined based on an average cost method which approximates the first-in, first-out basis and includes primarily outsourced manufacturing costs and direct manufacturing overhead costs. The Company reviews inventory for excess, obsolescence, and field losses and writes down inventory, as necessary. For the years ended December 31, 2024, 2023, and 2022, the Company recorded a provision to cost of goods sold of $1.8 million, $0.9 million, and $0.1 million, respectively, for excess, obsolete, and field related losses to inventory.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives as follows:

Years
Furniture, fixtures and equipment	7
Machinery and equipment	3 or 5
Capitalized surgical instruments	3
Computer equipment	3
Leasehold improvements	Lesser of estimated useful life or lease term
Software and website development costs	3

Long-lived assets are evaluated whenever a change in circumstances indicates that the carrying amount of an asset may not be recoverable. If assets are considered to be impaired, a charge is recorded for an amount that the carrying value exceeds the fair value.

Revenue Recognition

The Company generates revenue from the sale of its proprietary implant kits, single-use sterile instruments, and other complementary products. The Company receives payment for all these products that are consumed during the surgery and does not receive separate consideration for the use of the instrument tray furnished by the Company for the surgeon's use. The Company identifies the instrument trays as a lease component and the implants and other single-use products as a non-lease component in its arrangements with its customers. The Company concluded that the non-lease component is predominant, and as such, elected the practical expedient to not separate the lease and non-lease components. Therefore, the overall arrangement is accounted for under ASC 606.

Implant kits, single use instruments, and other complementary products are sold in the United States through a combination of a direct employee sales force and independent sales agencies. The Company invoices hospitals and ambulatory surgery centers for the implant kits and other products and pays commissions to the sales representatives and independent sales agencies. The Company has no international sales.

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

The transaction price in the Company's customer contracts includes fixed consideration to be contractually billed to the customer while variable consideration includes the right of return. The Company does not allocate the transaction price or any variable consideration to the right of return. The Company did not recognize a refund liability as of December 31, 2024 and 2023, and there were negligible returns during the years ended December 31, 2024, 2023, and 2022. The Company has elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer.

For shipments to customers, the Company generally offers the right to return the product within 30 days for a full refund, and for returns between 30 and 90 days, the Company offers a full refund less a 15% restocking fee. The Company does not have a history of material product returns for refund. Customer invoices are generally payable within 30 days. The Company's products are generally sold with a limited standard warranty to the original purchaser of the products against defects in workmanship and materials for 180 days. The Company's liability is limited to providing, at the Company's option, a full refund or credit of the purchase price, or repairing or replacing the product, provided that the customer returns the defective product within 180 days from the purchase date. To date, the Company has had negligible returns of any products alleged to be defective.

Revenue for products is recognized when a customer obtains control of the promised products, which is generally when the customer has the ability to (i) direct its use and (ii) obtain substantially all of the remaining benefits from it. Revenue recognition occurs for the majority of its sales when control of the product transfers to the customer, which is generally at the time the product is used in surgery. The Company also generates a small percentage of total revenues from the sale of products when the products are ordered in advance of a surgery procedure. The performance obligation is the delivery of the products and therefore, revenue is recognized either at shipment or upon receipt by the customer depending upon the contractual terms of the purchase and when the risk of ownership transfers to the customer.

Contract Costs

The Company applies the practical expedient to recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period would be one year or less. These incremental costs include sales commissions paid to the Company's independent sales agencies or employee sales representatives.

Cost of Goods Sold

Cost of goods sold consists primarily of costs for the purchase of the Company's products from third-party manufacturers. Direct costs from the Company's third-party manufacturers include costs for raw materials plus the markup for the assembly of the components. Cost of goods sold also includes royalties, allocated overhead for indirect labor, certain direct costs such as those incurred for shipping products, sterilization, packaging, and personnel costs. The Company expenses all inventory provisions for excess, obsolete, and field losses as cost of goods sold. The Company evaluates the carrying value of its inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess or obsolete inventory on hand, which could lead to additional provisions.

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

Shipping and Handling

The Company has elected to account for shipping and handling activities as fulfillment activities. As such, the Company does not evaluate shipping and handling as promised services to its customers. The Company may bill customers for shipping and handling costs. Amounts billed for shipping and handling are included in revenue. Shipping and handling costs incurred by the Company are included in sales and marketing expense. Shipping and handling costs totaled $1.4 million, $1.3 million, and $0.8 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales and marketing expenses. Advertising expense includes the cost of advertising across the various mediums the Company employs, including print, digital, radio and television. Advertising costs totaled approximately $14.8 million, $16.1 million, and $15.0 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Product Liability

The Company believes it carries adequate insurance for possible product liability claims. Accruals for product liability claims and legal defense costs in excess of insured amounts are recorded if it is probable that a liability has been incurred and the amount of any liability can be reasonably estimated. No accruals for product liability claims had been recorded as of December 31, 2024 and 2023.

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

The Company estimates the fair value of PSUs awards with a market condition using the Monte Carlo model, which requires the input of several assumptions. The assumptions are as follows:

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, unvested restricted stock units, performance-based restricted stock units, and restricted stock awards are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2024, 2023, and 2022, diluted net losses per common share were the same as basic net losses per common share for these periods.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This guidance required financial instruments to be measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In November 2019, the FASB issued ASU 2019-10, that was effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company adopted the standard on January 1, 2023. The adoption of this guidance did not have a material impact on the Company's financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASC 280"). The update requires all public business entities to identify their reportable segments, including the basis of organization, types of products and services from which each reportable segment derives its revenues, and the title and position of the individual or the name of the group or committee identified as the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities shall disclose on an annual and interim basis for each reportable segment including entities that only have one reportable segment, certain significant expense categories and amounts that are regularly provided to the CODM and included in reported segment profit or loss. ASC 280 is applied retrospectively to all prior periods presented in the financial statements. This new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard on January 1, 2024. Refer to Note 2, "Summary of Significant Accounting Policies," for the new disclosures about segment reporting.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Topic 220-40 ("ASC 220-40"). The update requires all public business entities at interim and annual reporting periods to disclose in (1) a tabular format the amounts of certain specified natural expenses included in each relevant expense caption: the purchases of inventory, employee compensation, depreciation, and intangible asset amortization, (2) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated, and (3) the total amount of selling expenses and an entity's definition of selling expenses annually. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis—The following assets and liabilities are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$4,798	$—	$—	$4,798
Corporate debt	—	1,197	—	1,197
Short-term marketable securities at fair value
U.S. treasury and government agencies	10,008	—	—	10,008
Commercial paper	—	495	—	495
Corporate debt	—	32,269	—	32,269
Asset-backed securities	—	14,781	—	14,781
Yankee CD	—	6,774	—	6,774
Total assets	$14,806	$55,516	$—	$70,322

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$3,160	$—	$—	$3,160
Short-term marketable securities at fair value
U.S. treasury and government agencies	14,005	15,364	—	29,369
Commercial paper	—	2,895	—	2,895
Corporate debt	—	46,586	—	46,586
Asset-backed securities	—	24,756	—	24,756
Yankee CD	—	6,610	—	6,610
Total assets	$17,165	$96,211	$—	$113,376

Liabilities:
Contingent consideration	$—	$—	$2,977	$2,977
Total liabilities	$—	$—	$2,977	$2,977

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

Fair value as of December 31, 2023	$2,977
Change in fair value prior to contract modification	53
Reclassification of contingent consideration due to contract modification	(3,030)
Fair value as of December 31, 2024	$—

Contingent consideration is included in other liabilities on the Balance Sheets. As of December 31, 2023, the balance was classified as current due to the timing of the expected payment. The change in fair value for the contingent consideration related to the technological advancements milestone payment was classified as research and development expense within the Statements of Operations and Comprehensive Loss.

During the first quarter of 2024, the Company renegotiated with MIOS Marketing, LLC d/b/a RedPoint Medical3D ("RPM-3D") the terms for payment of the technological advancements milestone that was initially accounted for as contingent consideration. The renegotiated contract specifies that the technological advancements milestone payment will not be paid unless the transition services milestone is achieved. The technological advancements milestone payment was tied to the continued service of key individuals from the date of the renegotiated contract until the transition services milestone determination date (which is the first anniversary date of the acquisition). Therefore, the Company is no longer accounting for the technological advancements milestone payment as contingent consideration at fair value, but rather as research and development expense over the remaining service period. The Company paid the full amount for the technological advancements milestone of $3.5 million, of which $2.5 million was paid on July 15, 2024 and the remaining $1.0 million was paid on January 15, 2025. See Note 5, "Business Combination," of the Notes to Financial Statements for additional information on the acquisition of RPM-3D.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 and December 31, 2023.

5. Business Combination

On June 12, 2023 (the "closing date"), the Company acquired certain assets of RPM-3D, a medical technology company offering pre-operative planning and patient-specific guides designed to deliver accurate surgical correction of deformities tailored to the patient's unique foot anatomy. RPM-3D's 22 patent applications further expanded and reinforced the Company's global intellectual property portfolio covering technologies for the correction of bunion and related deformities.

The Company paid $20.0 million in exchange for certain assets used in providing pre-operative planning and patient-specific guides for the surgical correction of foot and ankle deformities. The Company agreed to make additional payments of up to $10.0 million in cash upon completion of certain milestones as follows: $3.5 million upon completion of certain transition services at 12 months from the closing date, $3.5 million upon completion of certain technological advancement milestones within 12 months of the closing date, and, subject to prior completion of the transition services and the technological advancement milestones, up to $3.0 million upon the issuance of certain patent claims. Payments made for the transition services and patent claims required satisfaction of such milestones, as well as the continued service of key individuals, and were expensed over the service period of 12 months following the closing date. The milestone payment for technological advancements did not require continued service and was recorded as contingent consideration at fair value in other liabilities at December 31, 2023.

In the first quarter of 2024, the Company and RPM-3D evaluated the status of the three milestones and amended the original terms associated with the milestone payments. The maximum amount to be paid upon the achievement of the milestones was reduced from $10.0 million to $8.1 million and was subject to successful completion of the transition services milestone at the first anniversary date of the acquisition. Upon successful completion of the transition services milestone, the payments were paid as follows: $6.0 million on July 15, 2024 ($3.5 million for the transition services milestone and $2.5 million for the technological advancements milestone) and $2.1 million on January 15, 2025 ($1.0 million for the technological advancements milestone and $1.1 million for the patent milestone).

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

Identified intangible assets consist of developed technology. The fair value was determined with the assistance of an external valuation specialist using an income approach, in accordance with ASC Topic 805—Business Combinations. The developed technology is a finite-lived intangible asset with a useful life of ten years that is amortized on straight-line basis. There were no other material intangibles from the RPM-3D acquisition.

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

The intangible assets balance as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$9,500	$1,425	$8,075	$9,500	$475	$9,025

The intangible amortization for the years ended December 31, 2024 and 2023 was $1.0 million and $0.5 million, respectively.

Estimated intangible amortization expense as of December 31, 2024 for the next five years is as follows (in thousands):

2025	$950
2026	950
2027	950
2028	950
2029	950

The goodwill balance as of December 31, 2024 is as follows (in thousands):

Balance as of December 31, 2023	$12,815
Acquisitions	—
Balance as of December 31, 2024	$12,815

On July 1, 2024, we evaluated the goodwill for impairment. We determined after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of goodwill was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test. No impairment charges for finite-lived intangibles or goodwill were recorded in any of the periods presented.

6. Balance Sheet Components

Cash and Cash Equivalents

The Company's cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Cash	$5,355	$9,822
Cash equivalents:
Money market funds	4,798	3,160
Corporate debt	1,197	—
Total cash and cash equivalents	$11,350	$12,982

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$9,998	$10	$—	$10,008
Commercial paper	495	—	—	495
Corporate debt	32,216	55	(2)	32,269
Asset-backed securities	14,747	35	(1)	14,781
Yankee CD	6,774	—	—	6,774
Total marketable securities - short-term	$64,230	$100	$(3)	$64,327

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - short-term
U.S. treasury and government agencies	$29,377	$8	$(16)	$29,369
Commercial paper	2,893	2	—	2,895
Corporate debt	46,467	123	(4)	46,586
Asset-backed securities	24,712	56	(12)	24,756
Yankee CD	6,604	7	(1)	6,610
Total marketable securities - short-term	$110,053	$196	$(33)	$110,216

As of December 31, 2024, there were no available-for-sale securities with unrealized losses greater than 12 months. There was not an allowance for credit losses required for available-for-sale securities as of December 31, 2024 and 2023.

As of December 31, 2024, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the years ended December 31, 2024, 2023 and 2022, there were no material gains or losses from sales of available-for-sale securities.

As of December 31, 2024 and 2023, accrued interest of $0.6 million and $1.1 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Balance Sheets.

As of December 31, 2024 all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and Equipment, Net

The Company's property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Furniture and fixtures	$2,565	$2,494
Construction in progress	612	1,115
Machinery and equipment	3,081	2,423
Capitalized surgical equipment[1]	22,669	14,253
Computer equipment	1,160	1,020
Leasehold improvements	10,244	9,425
Software and website development	927	316
Total property and equipment	41,258	31,046
Less: accumulated depreciation and amortization	(15,305)	(8,748)
Property and equipment, net	$25,953	$22,298

1 Capitalized surgical equipment includes $18.5 million and $12.2 million that is ready for its intended use and has started depreciating and $4.4 million and $2.1 million that is not ready for its intended use and has not started depreciating as of December 31, 2024 and 2023, respectively.

Depreciation and amortization expense for property and equipment was $7.5 million, $4.9 million, and $2.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

In the fourth quarter of 2022, the Company recognized a $0.3 million impairment on a group of assets consisting of $0.2 million of property and equipment and $0.1 million related to the right-of-use asset associated with the lease of its previous corporate headquarters. The impairment loss is presented as a component of other income, net in the Statements of Operations and Comprehensive Loss. The Company did not record impairment charges for its property and equipment, net for the years ended December 31, 2024 and 2023.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued royalties expense	$2,259	$2,305
Accrued interest	420	417
Accrued professional services	337	424
Accrued compensation expense for RPM-3D earn-out	2,125	3,340
Other accrued expense	2,056	3,972
Total accrued liabilities	$7,197	$10,458

Other liabilities

Other liabilities consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Current portion of operating lease liabilities	$413	$1,404
Contingent consideration	—	2,977
Other	97	51
Total other liabilities	$510	$4,432

Due to renegotiated terms, the Company is no longer classifying the technological advancements milestone as contingent consideration. See discussion of RPM-3D renegotiation in Note 4, "Fair Value Measurements," of the Notes to Financial Statements.

7. Long Term Debt

The Company's debt consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Revolving line of credit
MidCap revolving loan facility	$4,000	$4,000
Term loans
MidCap term loan facility	50,000	50,000
Total term and revolving loans	54,000	54,000
Less: debt discount and issuance costs	(694)	(992)
Total long-term debt, net	$53,306	$53,008

As of December 31, 2024, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2025	$—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(694)
Total long-term debt, net	$53,306

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust ("MidCap"), providing up to $120.0 million in term loans and a $30.0 million revolving loan facility.

The term loan facility provided for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At term loan closing, the Company drew $50.0 million under tranche one. At December 31, 2024, all term loan tranches are expired and are no longer available to draw.

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. As of December 31, 2024, the borrowing base allows $26.0 million of remaining availability to the Company under the revolving loan facility, net of the balance drawn of $4.0 million. The Company may request an increase in the revolving loan facility in an amount up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility ("Lockbox Deductions"). As of December 31, 2024, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan agreement and the revolving loan facility are accruing interest as of December 31, 2024 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company's election to extend the initial interest-only period by 12 months to 60 months total if the Company's trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by all of the Company's assets, including intellectual property. The loan agreements and other ancillary loan documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant at December 31, 2024.

During the years ended December 31, 2024, 2023, and 2022, the Company recognized $5.3 million, $5.2 million, and $4.4 million, respectively, in interest expense related to debt agreements. During the years ended December 31, 2024, 2023, and 2022 amortization of the debt discount was $0.3 million, $0.3 million, and $0.2 million, respectively.

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

As of December 31, 2024 and 2023, the Company has royalty agreements with certain members of its Surgeon Advisory Board and other surgeon consultants providing for royalties based on each individual's level of contribution. Each royalty agreement: (i) is for a term of three years, renewable by the parties, and may be terminated by either party on 90 days' notice for convenience (provided that if terminated by the Company for convenience the obligation to pay royalties is not affected); (ii) confirms the irrevocable transfer to the Company of all pertinent intellectual property rights; (iii) sets the applicable royalty rate; (iv) sets the period of time during which royalties are payable; and (v) prohibits the payment of royalties on products sold to entities and/or individuals with whom the surgeon advisor or any other surgeon advisor entitled to royalties is affiliated. Each of the royalty agreements may be subsequently amended to add the license of additional intellectual property covering new products, and as a result, multiple royalty rates and duration of royalty payments may be included in one royalty agreement.

As of December 31, 2024 and 2023, the Company's royalty agreements provide for (i) royalty payments for 10 years from first commercial sale of the relevant product, and (ii) a royalty rate for each such agreement ranging from 0.2% to 3.0% of net sales for the particular product to which the surgeon contributed.

As of December 31, 2024 and 2023, the Company has royalty agreements with certain surgeon consultants. The Company recognized royalties expense of $6.8 million, $6.9 million, and $6.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, resulting in an aggregate royalty rate of 3.2%, 3.7%, and 4.6%, for the years ended December 31, 2024, 2023, and 2022, respectively.

Contingencies

From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable. There were no accrued liabilities related to litigation and contingencies as of December 31, 2024 and 2023.

9. Operating Leases

The Company's leases consist of real estate leases in Ponte Vedra, Florida, including a ten-year operating lease for its corporate headquarters.

The Company's leases contain options to renew, none of which the Company is reasonably certain to exercise. The lease agreements do not contain any residual value guarantees or restrictive covenants. For the headquarters lease, the Company is provided a tenant improvement allowance for the construction of leasehold improvements, of which $1.6 million is remaining as of December 31, 2024. In exchange for construction management and supervision services related to these improvements, the Company paid the lessor a fee equal to one and a half percent (1.5%) of total construction costs.

In addition to base rent, the Company pays variable costs related to its share of operating expenses under certain of its lease arrangements. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the Statements of Operations and Comprehensive Loss. Variable lease costs were $0.9 million, $0.7 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Operating lease cost was $2.3 million, $2.4 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. During the years ended December 31, 2024, 2023, and 2022, cash paid for amounts included in operating lease liabilities of $2.9 million, $2.2 million, and $1.2 million, respectively, was included in cash flows from operating activities on the Statements of Cash Flows.

Additional information related to operating leases is as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years)	7.3	8.2
Weighted average discount rate	9.3%	9.2%

The following table summarizes a maturity analysis of operating lease liabilities showing the aggregate lease payments as of December 31, 2024 (in thousands):

Fiscal Year
2025*	$1,822
2026	3,339
2027	3,097
2028	3,159
2029	3,222
Thereafter	8,616
Total undiscounted lease payments	23,255
Less: imputed interest	(6,908)
Total discounted lease payments	16,347
Less: Current portion of lease liability	(413)
Noncurrent portion of lease liability	$15,934

* Amount presented is net of allowance for tenant improvements.

In 2023, the Company entered into subleases for a portion of its former headquarter space as a lessor. The lease is classified as an operating lease. The Company recorded rental income for its subleases of $0.4 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

10. Income Taxes

The Company has not recorded an income tax provision for years ended December 31, 2024, 2023, and 2022 due to its operating losses. All losses before income taxes were generated in the United States.

Reconciliation of the statutory federal income tax to the Company's effective tax is as follows:

	December 31,
	2024	2023	2022
Income tax at the statutory rate	(21)%	(21)%	(21)%
Stock-based and other compensation	5	(1)	(5)
State taxes, net of federal benefit	(2)	(3)	(1)
Research and development credits	(1)	(1)	(1)
Change in valuation allowance	17	25	26
Other	2	1	2
Effective tax rate	0%	0%	0%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets
Net operating loss carryforwards	$28,188	$22,947
Interest expense	2,423	2,618
Stock-based compensation expense	6,376	3,538
Accrued bonus	1,013	1,092
Research and development expenses	3,483	2,368
Research and development credits	1,592	1,273
Intangible assets	1,099	—
Operating lease liabilities	3,777	4,015
Other	1,319	1,178
Gross deferred income tax assets	49,270	39,029
Less: valuation allowance	(44,146)	(35,211)
Net deferred tax assets	$5,124	$3,818

Deferred income tax liabilities
Property and equipment	$(3,028)	$(1,573)
Operating lease right-of-use assets	(2,014)	(2,217)
Other	(82)	(28)
Gross deferred income tax liabilities	$(5,124)	(3,818)
Net deferred tax liabilities	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the Company's history of net losses, the deferred tax assets have been fully offset by a full valuation allowance of $44.1 million and $35.2 million as of December 31, 2024 and December 31, 2023, respectively. The Company's changes in the deferred tax asset valuation allowance for the years ended December 31, 2024 and 2023, were $8.9 million and $12.3 million, respectively.

The Company had unused federal and state net operating loss carryforwards of approximately $121.8 million and $59.8 million, respectively as of December 31, 2024, and federal and state net operating loss carryforwards of approximately $99.6 million and $53.0 million, respectively, as of December 31, 2023. The net operating loss carryforwards begin to expire in 2034. The Company's research and development tax credit carryforwards were $1.6 million and $1.3 million as of December 31, 2024 and 2023, respectively, and begin to expire in 2037.

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

Management has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company. The Company is generally not subject to U.S. Federal and state income tax examinations by tax authorities for tax years before 2020.

11. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock. As of December 31, 2024, and December 31, 2023, no shares of preferred stock were outstanding.

Common Stock

On April 27, 2021, the Company amended and restated its Certificate of Incorporation, which became effective upon the closing of the IPO. The Company is authorized to issue 300,000,000 shares of common stock.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2024	2023
Common stock options issued and outstanding	7,747,920	7,377,017
Shares available for future awards granted under the 2021 Plan	2,906,651	4,635,615
Unvested restricted stock units under the 2021 Plan	4,433,497	1,351,542
Common stock available for Employee Stock Purchase Plan	2,220,216	1,602,719
Total	17,308,284	14,966,893

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

At December 31, 2024, 2,906,651 shares of common stock remain available for issuance as awards under the 2021 Plan. In January 2025, the number of shares of common stock available for issuance under the 2021 Plan was increased by 3,118,085 shares as a result of the automatic increase provision in the 2021 Plan.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the grant dates with the following assumptions for options granted during 2024, 2023, and 2022 fiscal years:

	December 31,
	2024	2023	2022
Expected term (in years)	6.25	6.25	6.25
Expected volatility	37.84% – 37.93%	37.43% – 37.61%	36.05% – 37.08%
Risk-free interest rate	4.00% – 4.43%	3.75% – 4.44%	1.64% – 4.34%
Expected dividend yield	0.00%	0.00%	0.00%

Stock option activity for 2024 under the Stock Plans is set forth below:

	Number of Shares	Weighted- Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	7,377,017	6.48	$11.47
Options granted	852,220		11.14
Options exercised	(292,217)		1.47
Options canceled or expired	(189,100)		19.97
Outstanding as of December 31, 2024	7,747,920	5.95	$11.60	$16,225
Options vested and expected to vest at December 31, 2024	7,570,838	5.90	$11.41	$16,224
Options vested and exercisable at December 31, 2024	5,539,025	5.17	$9.06	$15,944

The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $2.0 million, $8.3 million, and $25.9 million, respectively.

Restricted Stock Units and Awards

Full value award activity for 2024 under the Stock Plans is set forth below:

	Full Value Awards
	RSUs	Weighted-Average Grant Date Fair Value	RSAs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	1,351,542	$20.22	6,578	$31.50
Shares or units granted	3,744,002	9.03	—	—
Shares or units vested or released	(327,680)	20.31	(6,222)	31.50
Shares or units forfeited	(334,367)	16.48	—	—
Unvested as of December 31, 2024	4,433,497	$11.04	356	$31.50

RSUs and RSAs granted under the 2021 Plan generally vest annually over 4 years in equal installments.

Performance Share Units

The Company grants PSU awards subject to market and service vesting conditions to certain executives under the Company's 2021 Incentive Award Plan. The actual number of PSUs that will vest at the end of the measurement period is determined based on the Company's total stockholder return ("TSR") ranking relative to the TSR of a published index of the Company's peers. The measurement period for its outstanding awards is either two or three years. The grant date value of each target PSU award was determined using a Monte Carlo valuation model. Over the performance period, if the service vesting conditions are met, the actual number of PSUs earned may vary from zero, if performance thresholds are not met, to as much as 200% or 250% of target PSUs depending on the grant year.

The table below summarizes the assumptions used to estimate the grant date fair value of the PSUs granted:

	Year Ended December 31,
	2024	2023
Weighted average expected volatility of common stock	67.68%	61.12%
Expected volatility of peer index	20.99% to 83.87%	21.61% to 95.93%
Correlation coefficient of peer index	0.08 to 1	0.08 to 1
Weighted average risk-free interest rate	4.07%	4.76%
Dividend yield	0%	0%

PSU activity for 2024 under the Stock Plans is set forth below:

	Number of Shares	Weighted Average Granted Date Fair Value
Unvested as of December 31, 2023	509,600	$30.90
Granted	484,475	18.21
Vested	(15,550)	8.29
Canceled or forfeited	(34,350)	27.67
Unvested as of December 31, 2024	944,175	$24.88

Share-Based Compensation Expense

Share-based compensation expense is reflected in the Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold	$419	$228	$—
Sales and marketing expense	6,971	4,556	2,928
Research and development expense	4,349	2,053	697
General and administrative expense	18,864	10,515	4,486
Total	$30,603	$17,352	$8,111

The weighted-average grant date fair values of the stock options granted were $4.96, $12.75, and $7.52 per share for the years ended December 31, 2024, 2023, and 2022, respectively. The total grant date fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 were $16.6 million, $10.1 million, and $5.3 million, respectively.

As of December 31, 2024, there was $9.8 million of unrecognized share-based compensation expense related to stock options, which the Company expects to recognize over a weighted-average period of 1.74 years. As of December 31, 2024, there was $33.4 million of unrecognized share-based compensation expense related to RSAs and RSUs, which the Company expects to recognize over a weighted-average period of 2.75 years. As of December 31, 2024, unrecognized compensation expense for PSUs was $9.2 million; the expense is expected to be recognized over the weighted-average period of 1.3 years.

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

In January 2025, the number of shares of common stock available for issuance under the ESPP was increased by 623,617 to 2,843,833 shares as a result of the automatic increase provision in the ESPP.

12. Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan trust for its employees who satisfy certain eligibility requirements. An employee will be eligible to become a participant in the plan for purposes of (i) elective deferrals and matching contributions after completing three consecutive months of service beginning on the employee's date of hire and (ii) employer profit sharing contributions after completing one year of service.

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

Employer contributions under this plan were $2.7 million, $1.6 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

13. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the years ended December 31, 2024, 2023, and 2022, respectively, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net loss	$(55,743)	$(49,527)	$(42,815)
Denominator
Weighted-average common stock outstanding, basic and diluted	62,112,037	60,852,153	55,276,834
Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(0.81)	$(0.77)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss, in common stock equivalent shares:

	As of December 31,
	2024	2023
Common stock options issued and outstanding	7,747,920	7,377,017
Unvested full value awards	4,433,853	1,358,120
Total	12,181,773	8,735,137

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) before filing this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Treace Medical Concepts, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Treace Medical Concepts, Inc. (a Delaware corporation) (the "Company") as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 27, 2025 expressed "an unqualified opinion" on those financial statements.

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

/s/ GRANT THORNTON LLP

Jacksonville, Florida

February 27, 2025

Item 9B. Other Information.

On December 16, 2024, Sean F. Scanlan, the Company's Chief Innovation Officer, adopted a Rule 10b5-1 trading plan. Mr. Scanlan's trading plan provides for the exercise and sale of 50,000 shares of the Company's common stock subject to stock options, until March 13, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in the Company's securities.

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

We have adopted an insider trading compliance policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of Nasdaq. A copy of our insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The other information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is GRANT THORNTON LLP, Jacksonville, FL, Auditor Firm ID: 248.

The other information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report:
(1)
FINANCIAL STATEMENTS

Our financial statements are listed in the "Index to the Financial Statements" under Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

(2)
FINANCIAL STATEMENT SCHEDULES

Schedule II. Valuation and Qualifying Accounts (in thousands):

		Additions
	Balance at beginning of period	Charged to expenses	Charged to other accounts	Write-offs and deductions, net of recoveries	Balance at end of period
Allowance for credit losses:
Year ended December 31, 2024	$980	$2,947	$—	$(2,601)	$1,326
Year ended December 31, 2023	735	434	—	(189)	980
Year ended December 31, 2022	414	411	—	(90)	735
Deferred tax asset valuation allowance:
Year ended December 31, 2024	$35,211	$8,935	$—	$—	$44,146
Year ended December 31, 2023	22,864	12,347	—	—	35,211
Year ended December 31, 2022	11,941	10,923	—	—	22,864
(3)
EXHIBITS

The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein.

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Treace Medical Concepts, Inc.	8-K	001-40355	3.1	4-27-21
3.2	Amended and Restated Bylaws of Treace Medical Concepts, Inc.	8-K	001-40355	3.2	4-27-21
4.1	Form of Common Stock Certificate	S-1/A	333-254863	4.2	4-19-21
4.2	Description of common stock of Treace Medical Concepts, Inc.	10-K	001-40355	4.2	3-4-22
10.1+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and John T. Treace	S-1/A	333-254863	10.13	4-19-21
10.2+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Mark L. Hair	S-1/A	333-254863	10.6	4-19-21
10.3+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Aaron Berutti	10-Q	001-40355	10.2	11-4-21
10.4+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Scot M. Elder	10-K	001-40355	10.7	3-4-22

10.5+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Sean F. Scanlan	10-Q	001-40355	10.7	8-5-21
10.6+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Gaetano Guglielmino					X
10.7+	Form of Indemnification Agreement for directors and executive officers	S-1/A	333-254863	10.1	4-19-21
10.8+	2014 Stock Plan, as amended	S-1	333-254863	10.2(a)	3-30-21
10.9+	Form of Stock Option Agreement for Directors under 2014 Stock Plan	S-1	333-254863	10.2(b)	3-30-21
10.10+	Form of Stock Option Agreement for Employees under 2014 Stock Plan	S-1	333-254863	10.2(c)	3-30-21
10.11+	Form of Notice of Option Exercise under 2014 Stock Plan	S-1	333-254863	10.2(d)	3-30-21
10.12+	2021 Incentive Award Plan and related form agreements	S-1/A	333-254863	10.3	4-19-21
10.13+	Form of Performance Stock Unit Award For Employees under 2021 Incentive Award Plan	10-Q	001-40355	10.1	11-9-23
10.14+	2021 Employee Stock Purchase Plan	S-1/A	333-254863	10.11	4-19-21
10.15+	Non-Employee Director Compensation Program					X
10.16	Form of Product Development Royalty Agreement	S-1	333-254863	10.12	3-30-21
10.17	Credit and Security Agreement (Revolving Loan) dated as of April 29, 2022, by and among Treace Medical Concepts, Inc. and Midcap Funding IV Trust	10-Q	001-40355	10.1	8-10-22
10.18	Credit and Security Agreement (Term Loan) dated as of April 29, 2022 by and among Treace Medical Concepts, Inc. and Midcap Financial Trust	10-Q	001-40355	10.2	8-10-22
10.19	Amendment to Credit and Security Agreement (Revolving Loan) dated as of April 29, 2022, by and among Treace Medical Concepts, Inc. and Midcap Funding IV Trust	10-Q	001-40355	10.1	11-9-22
10.20	Amendment to Credit and Security Agreement (Term Loan) dated as of April 29, 2022 by and among Treace Medical Concepts, Inc. and Midcap Financial Trust	10-Q	001-40355	10.2	11-9-22
19.1	Insider Trading Compliance Policy					X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as					X

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Policy For Recovery of Erroneously Awarded Compensation	10-K	001-40355	97.1	2-27-25
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

________________________________________________________________________

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

Treace Medical Concepts, Inc.

Date: February 27, 2025	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ John T. Treace	Title Chief Executive Officer, Founder and Director (Principal Executive Officer)	Date February 27, 2025
John T. Treace
/s/ Mark L. Hair Mark L. Hair	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
/s/ James T. Treace James T. Treace	Chairman of the Board of Directors	February 27, 2025
/s/ John K. Bakewell John K. Bakewell	Director	February 27, 2025
/s/ Lance A. Berry Lance A. Berry	Director	February 27, 2025
/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 27, 2025
/s/ Elizabeth S. Hanna	Director	February 27, 2025
Elizabeth S. Hanna

/s/ Deepti Jain	Director	February 27, 2025
Deepti Jain

/s/ Jane E. Kiernan	Director	February 27, 2025
Jane E. Kiernan

/s/ Richard W. Mott Richard W. Mott	Director	February 27, 2025