Form 10-Q
period 2025-03-31
TREACE MEDICAL CONCEPTS, INC.
filed 2025-05-08
CIK 1630627

00."333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, 62,904,952 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
•
the expected growth of our business and our organization and expected improvements in profitability, cash usage, and other financial results;
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
•
expected seasonality;
•
the impact of inflationary pressures, interest rate changes, new or increased tariffs, changes in trade policy or global trade disruptions, business downturns, and general economic conditions on the overall state of the economy, on patient behavior and demand for elective surgeries, on customers' and suppliers' operations, and on our business;
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
•
the outcome and expense of pending and threatened litigation, including a pending purported federal securities class action; and
•
the effect of any infectious disease outbreak and its impact or potential impact on our business or on the healthcare industry, particularly elective surgeries where our products are used.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions, and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors many of which are beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and any subsequent Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission ("SEC"), and this Quarterly Report under "Risk Factors" and elsewhere in this Quarterly Report. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

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

PART I–FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$13,372	$11,350
Marketable securities, short-term	62,717	64,327
Accounts receivable, net of allowance for credit losses of $1,441 and $1,326 as of March 31, 2025 and December 31, 2024, respectively	31,110	40,803
Inventories	37,940	39,255
Prepaid expenses and other current assets	4,298	5,667
Total current assets	149,437	161,402
Property and equipment, net	27,129	25,953
Intangible assets, net of accumulated amortization of $1,663 and $1,425 as of March 31, 2025 and December 31, 2024, respectively	7,837	8,075
Goodwill	12,815	12,815
Operating lease right-of-use assets	8,241	8,442
Other non-current assets	387	407
Total assets	$205,846	$217,094
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,223	$10,522
Accrued liabilities	6,008	7,197
Accrued commissions	6,529	10,121
Accrued compensation	5,190	6,575
Other liabilities	2,230	510
Total current liabilities	33,180	34,925
Long-term debt, net	53,380	53,306
Operating lease liabilities, net of current portion	13,908	15,934
Other long-term liabilities	37	37
Total liabilities	100,505	104,202
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,967,502 and 62,385,101 shares issued as of March 31, 2025 and December 31, 2024, respectively	63	62
Additional paid-in capital	311,815	303,004
Accumulated deficit	(205,912)	(189,990)
Accumulated other comprehensive (loss) income	57	97
Treasury stock, at cost; 75,996 and 23,391 shares as of March 31, 2025 and December 31, 2024, respectively	(682)	(281)
Total stockholders’ equity	105,341	112,892
Total liabilities and stockholders’ equity	$205,846	$217,094

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$52,570	$51,108
Cost of goods sold	10,677	10,127
Gross profit	41,893	40,981
Operating expenses
Sales and marketing	36,122	40,328
Research and development	5,562	5,259
General and administrative	15,791	14,362
Total operating expenses	57,475	59,949
Loss from operations	(15,582)	(18,968)
Interest income	841	1,535
Interest expense	(1,311)	(1,317)
Other income, net	130	74
Other non-operating income (expense), net	(340)	292
Net loss	$(15,922)	$(18,676)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(40)	(94)
Comprehensive loss	$(15,962)	$(18,770)

Net loss per share, basic and diluted	$(0.25)	$(0.30)
Weighted-average shares used in computing net loss per share, basic and diluted	62,661,447	61,792,788

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2024	62,361,710	$62	$303,004	$(189,990)	$97	$(281)	$112,892
Issuance of common stock upon exercise of stock options	82,829	1	118	—	—	—	119
Issuance of common stock for vesting of restricted stock units	499,572	—	—	—	—	—	—
Share-based compensation expense	—	—	8,693	—	—	—	8,693
Net loss	—	—	—	(15,922)	—	—	(15,922)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(40)	—	(40)
Shares directly withheld from employees for tax payment	(52,605)	—	—	—	—	(401)	(401)
Balances at March 31, 2025	62,891,506	$63	$311,815	$(205,912)	$57	$(682)	$105,341

Balances at December 31, 2023	61,749,654	$62	$271,973	$(134,247)	$163	$(13)	$137,938
Issuance of common stock upon exercise of stock options	20,294	—	52	—	—	—	52
Issuance of common stock for vesting of restricted stock units	177,610	—	—	—	—	—	—
Share-based compensation expense	—	—	7,408	—	—	—	7,408
Net loss	—	—	—	(18,676)	—	—	(18,676)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(94)	—	(94)
Shares directly withheld from employees for tax payment	(18,386)	—	—	—	—	(237)	(237)
Balances at March 31, 2024	61,929,172	$62	$279,433	$(152,923)	$69	$(250)	$126,391

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(15,922)	$(18,676)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	2,461	1,909
Provision for allowance for credit losses	500	159
Share-based compensation expense	8,693	7,408
Non-cash lease expense	578	592
Amortization of debt issuance costs	74	75
Amortization (accretion) of premium (discount) on marketable securities, net	(77)	(335)
Other, net	187	90
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	9,289	7,821
Inventory	1,315	(6,615)
Prepaid expenses and other assets	1,369	(1,495)
Other non-current assets	(76)	—
Operating lease liabilities	(785)	(657)
Accounts payable	2,701	9,314
Accrued liabilities	(6,166)	(6,918)
Other, net	57	107
Net cash provided by (used in) operating activities	4,198	(7,221)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(15,090)	(28,711)
Sales and maturities of available-for-sale marketable securities	16,739	36,396
Purchases of property and equipment	(3,543)	(3,927)
Net cash provided by (used in) investing activities	(1,894)	3,758

Cash flows from financing activities
Proceeds from exercise of employee stock options	119	52
Taxes from withheld shares	(401)	(237)
Net cash provided by (used in) financing activities	(282)	(185)
Net increase (decrease) in cash and cash equivalents	2,022	(3,648)
Cash and cash equivalents at beginning of period	11,350	12,982
Cash and cash equivalents at end of period	$13,372	$9,334

Supplemental disclosure of cash flow information
Cash paid for interest	$1,229	$1,317
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$40	$94
Unsettled matured marketable security and receivable from broker	$—	$2,100
Noncash financing activities
Legal cost financing	$45	$—

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

Treace Medical Concepts, Inc. (the "Company") is a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. The Company has pioneered and patented the Lapiplasty® 3D Bunion Correction System–a combination of instruments, implants, and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. To further support the needs of bunion patients, the Company has expanded its product offerings to continue to execute its strategy of becoming a comprehensive bunion solutions company and further penetrating the bunion market opportunity. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

2. Summary of Significant Accounting Policies

The Company prepared the unaudited interim condensed financial statements included in this report in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") related to quarterly reports on Form 10-Q.

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025. The condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash with established financial institutions and has exposure for balances in excess of the Federal Deposit Insurance Corporation insured limits. The Company's available-for-sale securities portfolio primarily consists of U.S. treasury and agency securities, money market funds, commercial paper, Yankee CDs, high credit quality asset-backed securities and corporate debt securities. The Company's investment policy requires its available-for-sale securities to meet certain criteria including investment type, credit ratings, and a maximum portfolio duration of one year.

The Company earns revenue from the sale of its products to customers such as hospitals, ambulatory surgery centers, and stocking distributors. The Company’s accounts receivable is derived from revenue earned from customers. On March 31,

2025 and December 31, 2024, no customer accounted for more than 10% of accounts receivable. For the three months ended March 31, 2025 and 2024, there were no customers that represented 10% or more of revenue.

Segments

The Company is a single reportable segment entity, which is in the business of designing, manufacturing, and marketing medical devices for physicians, surgeons, ambulatory surgery centers and hospitals related to the surgical management of bunion and related midfoot deformities. The Company's chief executive officer is the chief operating decision maker ("CODM"). The CODM regularly reviews entity-wide net income and operating results compared to budget and forecast information to assess the Company's performance and to allocate resources for its single reporting segment. The measure of profit or loss is reported in the Condensed Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Company's Condensed Balance Sheets. The Company does not have any intra-entity sales or transfers. All long-lived assets are maintained in the United States.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASC 280"). The update requires all public business entities to identify their reportable segments, including the basis of organization, types of products and services from which each reportable segment derives its revenues, and the title and position of the individual or the name of the group or committee identified as the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities shall disclose on an annual and interim basis for each reportable segment including entities that only have one reportable segment, certain significant expense categories and amounts that are regularly provided to the CODM and included in reported segment profit or loss. ASC 280 is applied retrospectively to all prior periods presented in the financial statements. This new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard on January 1, 2024. Refer to Note 2, "Summary of Significant Accounting Policies," for disclosures about segment reporting.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures Topic 220-40 ("ASC 220-40"). The update requires all public business entities at interim and annual reporting periods to disclose in (1) a tabular format the amounts of certain specified natural expenses included in each relevant expense caption: the purchases of inventory, employee compensation, depreciation, and intangible asset amortization, (2) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated, and (3) the total amount of selling expenses and an entity's definition of selling expenses annually. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.

4. Fair Value Measurements

Assets and liabilities recorded at fair value in the condensed financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1–Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2–Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3–Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis–The following assets and liabilities are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$4,101	$—	$—	$4,101
Corporate debt	—	1,198	—	1,198
Short-term marketable securities at fair value
U.S. treasury and government agencies	12,016	1,499	—	13,515
Corporate debt	—	26,456	—	26,456
Asset-backed securities	—	16,674	—	16,674
Yankee CD	—	6,072	—	6,072
Total assets	$16,117	$51,899	$—	$68,016

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$4,798	$—	$—	$4,798
Corporate debt	—	1,197	—	1,197
Short-term marketable securities at fair value
U.S. treasury and government agencies	10,008	—	—	10,008
Commercial paper	—	495	—	495
Corporate debt	—	32,269	—	32,269
Asset-backed securities	—	14,781	—	14,781
Yankee CD	—	6,774	—	6,774
Total assets	$14,806	$55,516	$—	$70,322

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

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Cash	$8,073	$5,355
Cash equivalents:
Money market funds	4,101	4,798
Corporate debt	1,198	1,197
Total cash and cash equivalents	$13,372	$11,350

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities–short-term
U.S. treasury and government agencies	$13,508	$9	$(2)	$13,515
Commercial paper	—	—	—	—
Corporate debt	26,419	39	(2)	26,456
Asset-backed securities	16,661	17	(4)	16,674
Yankee CD	6,072	—	—	6,072
Total marketable securities–short-term	$62,660	$65	$(8)	$62,717

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$9,998	$10	$—	$10,008
Commercial paper	495	—	—	495
Corporate debt	32,216	55	(2)	32,269
Asset-backed securities	14,747	35	(1)	14,781
Yankee CD	6,774	—	—	6,774
Total marketable securities—short-term	$64,230	$100	$(3)	$64,327

As of March 31, 2025, there were no available-for-sale securities with unrealized losses greater than 12 months. There was not an allowance for credit losses required for available-for-sale securities as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the three months ended March 31, 2025 and 2024, there were no material gains or losses from sales of available-for-sale securities.

As of March 31, 2025 and December 31, 2024, accrued interest of $0.6 million and $0.6 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Condensed Balance Sheets.

As of March 31, 2025, all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Furniture and fixtures	$2,565	$2,565
Construction in progress	520	612
Machinery and equipment	3,285	3,081
Capitalized surgical equipment[1]	25,374	22,669
Computer equipment	1,201	1,160
Leasehold improvements	10,738	10,244
Software and website development	1,000	927
Total property and equipment	44,683	41,258
Less: accumulated depreciation and amortization	(17,554)	(15,305)
Property and equipment, net	$27,129	$25,953

1 Capitalized surgical equipment includes $20.9 million and $18.5 million that is ready for its intended use and have started depreciating and $4.5 million and $4.4 million that is not ready for its intended use and have not started depreciating as of March 31, 2025 and December 31, 2024, respectively.

Depreciation and amortization expense on property and equipment was $2.2 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

The Company did not record impairment charges for its property and equipment, net for the three months ended March 31, 2025 and 2024.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued royalties expense	$1,836	$2,259
Accrued interest	427	420
Accrued professional services	566	337
Accrued compensation expense for RPM-3D earn-out[1]	—	2,125
Other accrued expense	3,179	2,056
Total accrued liabilities	$6,008	$7,197

1 On June 12, 2023, the Company acquired certain assets of MIOS Marketing, LLC d/b/a RedPoint Medical3D ("RPM-3D") that included an earn-out payment related to the technological advancements and patent milestones, which was paid on January 15, 2025.

Other liabilities

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Current portion of operating lease liabilities	$2,031	$413
Short-term debt[1]	45	—
Other	154	97
Total other liabilities	$2,230	$510

l See Note 6, "Long-Term Debt," for information regarding the legal cost financing related to the lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. The short-term debt is the total amount financed as of March 31, 2025 and reflects the amount that may be called within the next twelve months.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Revolving line of credit
MidCap revolving loan facility	$4,000	$4,000
Term loans
MidCap term loan facility	50,000	50,000
Total term and revolving loans	54,000	54,000
Less: debt discount and issuance costs	(620)	(694)
Total long-term debt, net	$53,380	$53,306

As of March 31, 2025, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2025	$—
2026	33,333
2027	20,667
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(620)
Total long-term debt, net	$53,380

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust ("MidCap"), providing up to $120.0 million in a term loan facility and a $30.0 million revolving loan facility.

The term loan facility provides for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At term loan closing, the Company drew $50.0 million under tranche one. At March 31, 2025, all term loan tranches are expired and are no longer available to draw.

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. As of March 31, 2025, the borrowing base allows $22.5 million of remaining availability to the Company under the revolving loan facility, net of the $4.0 million balance drawn. The Company may request an increase in the revolving loan facility in an amount up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility ("Lockbox Deductions"). As of March 31, 2025, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan and the revolving loan facility are accruing interest as of March 31, 2025 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company's election to extend the initial interest-only period by 12 months to 60 months total if the Company's trailing twelve-month revenue is at or above certain levels. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by substantially all of the Company's assets, including intellectual property. The loan agreements and other ancillary loan documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant at March 31, 2025.

Legal Cost Financing

On March 25, 2025, the Company entered into an agreement with its primary legal counsel related to the pending patent and antitrust dispute with Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") to defer payment of certain legal costs incurred in 2025 and 2026 related to the Stryker dispute. The agreement anticipates that the amount financed by the Company would not exceed $5.0 million over this two-year period. The deferred portion of the legal costs bear interest at 10% per annum. The total principal and interest financed will be repaid in twelve equal monthly installments beginning January 2027. The amount of legal costs that are not deferred are due according to normal billing terms and are subject to certain contractual thresholds. If the current legal costs threshold is not reached in 2025 and 2026, primary counsel may require payment of the deferred portion up to the current threshold amount. All current and deferred legal costs are expensed as incurred. All amounts financed as of March 31, 2025 are classified as current debt and are included in other liabilities on the Condensed Balance Sheets. See Note 5, "Balance Sheet Components," for additional information on the amounts of the deferred legal costs.

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

As of March 31, 2025 and 2024, the Company has royalty agreements with certain surgeon consultants. The Company recognized royalty expense for the three months ended March 31, 2025 and 2024 of $1.6 million and $1.7 million, respectively, resulting in an aggregate royalty rate of 3.1% and 3.4%, respectively.

Contingencies

In accordance with applicable accounting standards, the Company establishes an accrued liability for litigation contingencies when those matters present loss contingencies that are both probable and can be reasonably estimated. The Company discloses the nature of the contingency when management believes there is at least a reasonable possibility that the outcome may be material to the Company’s financial statements and, where feasible, an estimate of the possible loss. In such cases, there still may be an exposure to loss in excess of any amounts reasonably estimated and accrued. When a loss contingency is not both probable and reasonable estimable, the Company does not establish an accrued liability, but continues to monitor, in conjunction with any outside counsel handling a matter, further developments that would make such loss contingency both probable and reasonably estimable. Once the Company establishes an accrued liability with respect to a loss contingency, the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established, and any appropriate adjustments are made each quarter.

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-WWB-PDB) against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between May 8, 2023 and May 7, 2024 and alleges that the Company and certain of its officers violated the federal securities laws by making false or misleading statements and failing to disclose material adverse facts about our business, operations and prospects. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. The action is in the preliminary stage; a lead plaintiff has not yet been appointed; and the time for defendants to respond to the complaint has not yet passed.

It is not possible at this time to reasonably assess the final outcomes of this proceeding or estimate the possible loss or range of loss with respect to this proceeding. Management disputes the allegations in the complaint and intends to defend against this complaint vigorously.

There were no accrued contingent liabilities as of March 31, 2025 and December 31, 2024.

8. Stockholders’ Equity

Stock Options

During the three months ended March 31, 2025, the Company did not grant stock options to employees. During the three months ended March 31, 2024, the Company granted stock options to employees to purchase 619,400 shares of the Company’s common stock. The weighted-average grant-date fair value of the employee stock options granted during the three months ended March 31, 2024 was $5.98 per share. The Company expects to reduce the use of stock options as long-term equity awards for its executives.

Restricted Stock Units

During the three months ended March 31, 2025 and 2024, the Company granted 1,938,595 and 1,426,015 restricted stock units ("RSUs"), respectively. The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2025 and 2024 was $9.33 and $13.39, respectively.

Performance Share Units

The Company grants performance-based restricted stock unit ("PSU") awards subject to market and service vesting conditions to certain executives under the Company's 2021 Incentive Award Plan. The actual number of PSUs that will vest at the end of the measurement period is determined based on the Company's total stockholder return ("TSR") ranking relative to the TSR of a published index of the Company's peers. The measurement period for its outstanding awards is either two or three years. The grant date fair value of each target PSU award was determined using a Monte Carlo valuation model. Over the performance period, if the service vesting conditions are met, the actual number of PSUs earned may vary from zero, if performance thresholds are not met, to as much as 200% or 250% of target PSUs depending on the grant year.

During the three months ended March 31, 2025 and 2024, the Company granted PSUs for 560,625 and 453,375 shares, respectively, at target performance levels. The weighted average grant-date fair value of the PSUs granted during the three months ended March 31, 2025 and 2024 was $11.17 and $18.89, respectively.

Share-Based Compensation Expense

Share-based compensation expense is reflected in operating expenses in the Condensed Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$99	$90
Sales and marketing expense	1,414	1,697
Research and development expense	1,125	1,006
General and administrative expense	6,055	4,615
Total	$8,693	$7,408

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2025 and 2024, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(15,922)	$(18,676)
Denominator
Weighted-average common stock outstanding, basic and diluted	62,661,447	61,792,788
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.30)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2025	2024
Common stock options issued and outstanding	7,594,683	7,949,702
Unvested full value awards	5,687,076	2,545,925
Contingently issuable PSU shares	1,459,024	906,750
Total	14,740,783	11,402,377

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this "Quarterly Report") and our audited financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2025 (our "Annual Report"). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report under "Part I, Item 1A–Risk Factors," and in the section titled "Risk Factors" and elsewhere in this Quarterly Report. Please also see the section of this Quarterly Report titled "Special Note Regarding Forward-Looking Statements."

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. We have pioneered our proprietary Lapiplasty 3D Bunion Correction System–a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional ("3D") misalignment in the foot's anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional ("2D") perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical, and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our other products often used in conjunction with bunion surgery include the Adductoplasty System, the Hammertoe PEEK Fixation System, the SpeedPlate Rapid Compression Implant System, and specialized osteotomes and release instruments. In addition, we recently announced our entrance into the metatarsal osteotomy segment with the Nanoplasty and Percuplasty Procedures, which both allow for a 3D correction of the bunion through cosmetically appealing, minimally invasive solutions. With our Lapiplasty System, new osteotomy systems, and other complementary products, we are continuing to execute our strategy of becoming a comprehensive bunion solutions company and supporting further penetration into the bunion market opportunity. See the "Innovation and Growth" section below for more information on our new products.

We were formed in 2013, and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have expanded our bunion related products in the United States. We market and sell our products to physicians, surgeons, ambulatory surgery centers, hospitals, and stocking distributors. Our procedures can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilize existing, well-established reimbursement codes. We currently market and sell our products through a combination of a direct employee sales force and independent sales agencies in the United States.

As of March 31, 2025, we had cash and cash equivalents of $13.4 million and marketable securities of $62.7 million available for sale to fund operations, an accumulated deficit of $205.9 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

Economic Environment

There is continuing uncertainty in the macro-economic environment. Inflationary pressures and interest rate changes may result in higher costs for us. Inflation, recession fears, reduced consumer confidence and other adverse economic conditions also have in the past and may continue to negatively impact consumer demand for the elective surgeries that use our products. While we continuously work with suppliers to mitigate higher costs and continue to invest in our direct sales channel, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue for the foreseeable future, which likely will impact our results of operations. Adding to these uncertainties are recently announced U.S. tariff policies on imports, along with retaliatory tariffs, that are changing rapidly. While we expect that the tariffs are likely to increase our inventory costs and reduce gross margins, we do not expect these impacts to be material at the most recently announced tariff rates.

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

In research and development, our employee team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. In 2023, in addition to the acquisition of the assets of MIOS Marketing, LLC d/b/a RedPoint Medical3D ("RPM-3D") used in offering pre-operative planning and patient-specific guides for foot surgeries, we began the market release of (1) the SpeedPlate fixation platform, which can be used in the Lapiplasty and Adductoplasty Procedures, as well as other common bone fusion procedures of the foot, (2) the Hammertoe PEEK Fixation System designed to address hammertoe, claw toe and mallet toe deformities, which often present concomitantly with bunions, and (3) LapiTome and RazorTome Osteotomes, which are sterile, single-use instruments that are designed to facilitate more efficient removal and release of bone slices and soft tissue in Lapiplasty and Adductoplasty cases.

In early 2024, we introduced expanded SpeedPlate configurations designed to address additional fusion procedures throughout the foot, and in the fourth quarter of 2024, we began the limited market releases of the following new products: (1) the Nanoplasty™ and Percuplasty™ Systems, which are minimally-invasive 3D osteotomy systems; (2) IntelliGuide™ PSI Cut Guides for Lapiplasty and Adductoplasty Procedures, which are cut guides created specifically for an individual patient’s foot anatomy; (3) the Micro-Lapiplasty™ System, which is designed to allow the Lapiplasty Procedure to be performed through a minimally-invasive 2cm incision; (4) the Mini-Adductoplasty™ System, which is designed to allow the Adductoplasty midfoot correction procedure to be performed through an approximately 50% smaller incision; and (5) the SpeedMTP™ Rapid Compression Implant, a specialized implant for addressing bunions through MTP fusions. In the first quarter of 2025, we launched the SpeedAkin™ implant used in Akin osteotomy procedures and the SpeedPlate™ Micro-Quad implant. We expect to continue to expand the commercial availability of these new products and to release other new solutions during 2025.

Intellectual Property Strategy

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets. As of March 31, 2025, our patent portfolio included 75 granted U.S. patents, with an additional 26 granted patents worldwide and over 150 pending patent applications. In keeping with our strategy of protecting our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation (collectively, "Stryker") and its subsidiary Wright Medical Technology, Inc. alleging infringement of 9 patents related to our innovative Lapiplasty® 3D Bunion Correction® technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages.

Market Share Growth

The growth of our business depends on our ability to gain broader acceptance of our proprietary procedures and systems by successfully marketing and distributing these products. While surgeon adoption of our products and procedures remains critical to supporting revenue growth, hospital and ambulatory surgery center facility approvals are necessary for existing and future surgeon customers to access our products. To facilitate greater access to our products and support future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with our procedures and systems, supported by our robust portfolio of clinical data on our existing procedures and additional clinical data we expect to develop on our new products. If we are unable to successfully continue to commercialize our procedures and systems, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through the use of our cash and cash equivalents, marketable securities, and expected revenues. We may also raise funds by incurring debt and through offerings of our capital stock.

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 30% to 40% of full year revenues, and lower sales volumes in the subsequent first calendar quarter. Our sales volumes in the fourth quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters also tend to be lower versus the prior year fourth quarters as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures; however, in some years the first quarter may benefit from additional sales volumes when high patient demand for surgeries in the fourth quarter cannot be fully accommodated and those surgical procedures are rolled over into the first quarter. We have experienced and expect to continue to experience seasonality, with lower sales volumes in the second and third quarters than throughout the rest of the year as elective procedures generally decline during the spring and summer months.

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

Components of Our Results of Operations

Revenue

We currently generate revenue from the sale of our implant kit systems, single-use sterile instruments, and other complementary products. Our systems bring together single-use implant kits, reusable instrument trays, and surgical techniques. We sell the kits and single-use instruments and other products to physicians, surgeons, hospitals, ambulatory surgery centers, and stocking distributors in the United States through a network of employee sales representatives and independent sales agencies.

No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2025. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our product offerings, new accounts and trained physician base, and as existing physician customers perform more Lapiplasty and other procedures using our products, though our rate of revenue growth may fluctuate from quarter to quarter due to a variety of factors, including seasonality, the macro-economic environment and competition.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenue	$52,570	$51,108	$1,462	2.9%
Cost of goods sold	10,677	10,127	550	5.4%
Gross profit	41,893	40,981	912	2.2%
Operating expenses
Sales and marketing	36,122	40,328	(4,206)	(10.4)%
Research and development	5,562	5,259	303	5.8%
General and administrative	15,791	14,362	1,429	9.9%
Total operating expenses	57,475	59,949	(2,474)	(4.1)%
Loss from operations	(15,582)	(18,968)	3,386	(17.9)%
Interest income	841	1,535	(694)	(45.2)%
Interest expense	(1,311)	(1,317)	6	(0.5)%
Other income, net	130	74	56	75.7%
Other non-operating income (expense), net	(340)	292	(632)	(216.4)%
Net loss	$(15,922)	$(18,676)	$2,754	(14.7)%

Comparison of the three months ended March 31, 2025 and 2024

Revenue. Revenue increased by $1.5 million, or 2.9%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was driven primarily by an increase in the number of bunion procedure kits sold.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $0.6 million, or 5.4%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in cost of goods sold was primarily due to a $0.8 million increase in inventory provisions. During the three months ended March 31, 2025, gross profit increased by $0.9 million, or 2.2%, as compared to the same period in 2024, due to increased sales. Gross profit margin for the three months ended March 31, 2025 decreased from 80.2% to 79.7%, as compared to the same period in 2024, primarily due to increases in inventory provisions.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $4.2 million, or 10.4%, for the three months ended March 31, 2025 as compared to the same period in 2024. Sales and marketing expenses decreased due to lower advertising spend of $3.7 million for direct to consumer campaigns, a $3.5 million decrease in payroll and related costs primarily due to optimizing the size and structure of our direct employee sales force, and a decrease of $0.6 million due to lower costs for conferences and events, partially offset by an increase of $1.5 million for surgeon training and clinical-related expenses, an increase of $1.3 million in commissions due to higher sales, and an increase of $0.5 million in surgical instrument expense due to an increase in volume of surgical instruments.

Research and Development Expenses. R&D expenses increased by $0.3 million, or 5.8%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in R&D expenses was primarily due to a $0.3 million increase in the Company's products and instrumentation used for the R&D process, a $0.2 million increase in payroll and related costs, partially offset by a $0.2 million decrease in compensation expense related to the milestone obligation for our acquisition of RPM-3D.

General and Administrative Expenses. General and administrative expenses increased by $1.4 million, or 9.9%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in general and administrative expenses was due to $1.9 million in higher payroll and related costs, including stock compensation expense and a $0.3 million increase in the provision for allowance for credit losses, partially offset by a decrease of $1.1 million in compensation expense related to the milestone obligation for our acquisition of RPM-3D.

Interest Income. Interest income decreased $0.7 million, or 45.2%, during the three months ended March 31, 2025. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period and slightly lower interest rates.

Liquidity and Capital Resources

Overview

Before our initial public offering ("IPO"), our primary sources of capital were private placements of common stock and convertible preferred stock, debt financing agreements and revenue from the sale of our products. In April 2021, we received net proceeds of $107.6 million from our IPO. On February 10, 2023, we received net proceeds of $107.5 million from a follow-on public offering of our common stock.

As of March 31, 2025, we had cash and cash equivalents of $13.4 million and marketable securities of $62.7 million available for sale, an accumulated deficit of $205.9 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements. We believe that our existing cash and cash equivalents, marketable securities, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the date of issuance of these condensed financial statements. We may be required or decide to raise additional debt or equity financing to support further growth of our operations.

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
•
the effect of inflation, interest rate changes, new or increased tariffs, changes in trade policy or global trade disruptions and other general economic conditions on our operations and business;
•
any product liability or other lawsuits related to our products;
•
the expenses needed to attract and retain skilled personnel; and
•
the impact of any infectious disease outbreak or natural or other disaster or event beyond our control on our business or on the healthcare industry, particularly elective surgeries where our products are used.

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and available debt borrowings will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong or that may change in the future, and we could utilize our available capital resources sooner than we expect. We may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts, sales and marketing initiatives, or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to provide additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$4,198	$(7,221)
Investing activities	(1,894)	3,758
Financing activities	(282)	(185)
Net increase (decrease) in cash and cash equivalents	$2,022	$(3,648)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $4.2 million, consisting primarily of a net loss of $15.9 million, adjusted for non-cash charges of $12.4 million and a decrease in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $8.7 million, depreciation and amortization expense of $2.5 million, non-cash lease expense of $0.6, and provision for allowance for credit losses of $0.4 million. The decrease in net operating assets was primarily due to a decrease of $9.3 million in accounts receivable from higher sales in the fourth quarter of 2024, a decrease of $1.4 million in prepaid expenses and other current assets, and a decrease of $1.3 million in inventory, and an increase in accounts payable of $2.7 million due to timing of payments, partially offset by a decrease of $6.2 million in accrued liabilities due to timing of payments and a decrease of $0.8 million in operating lease liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2025, consisting primarily of $15.1 million in purchases of available for sale marketable securities, $3.5 million in purchases of property and equipment, partially offset by $16.7 million in sales and maturities of available for sale marketable securities. The net of marketable securities sales and maturities and purchases of $1.6 million were primarily used to fund our current operations. The purchases in property and equipment included $2.8 million in capitalized surgical instruments for the reusable instrument trays related to new products, and $0.7 million for equipment and leasehold improvements to support the growth of our business.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2025, consisting primarily of $0.4 million of shares repurchased for tax withholding on vested RSUs, partially offset by $0.1 million in proceeds from stock option exercises.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2024, consisting primarily of $0.2 million of shares repurchased for tax withholding on vested RSUs, partially offset by proceeds from stock option exercises.

Royalty Agreements

We recognized royalty expense of $1.6 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the aggregate royalty rate was 3.1% and 3.4%, respectively. Each of the royalty agreements with our surgeon consultants prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which include taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026 and have subleased this space for the remainder of our lease term. The remaining lease obligations are $22.5 million under these leases as of March 31, 2025.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the condensed financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates" in our Annual Report. There had been no material changes to these accounting policies during the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements

Refer to Note 3, "Recent Accounting Pronouncements," of the Notes to Condensed Financial Statements for new accounting pronouncements not yet adopted as of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

There have been no material changes from the market risk information previously disclosed in our Annual Report under "Part II–Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not a party to any legal proceedings which we believe would have a material adverse effect on our business or results of operations. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-WWB-PDB) against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between May 8, 2023 and May 7, 2024 and alleges that we and certain of our current executives violated the federal securities laws by making false or misleading statements and failing to disclose material adverse facts about our business, operations and prospects. Specifically, the complaint alleges that we failed to disclose the impact of competition on demand for and utilization of our products and the need to accelerate our plans to offer a new osteotomy product and our positive statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. On April 22, 2025, the court issued a sua sponte order dismissing the complaint without prejudice as an impermissible shotgun pleading and allowing the plaintiff to file an amended complaint on or before April 28, 2025. On April 28, 2025, the plaintiff filed an amended complaint. The action is in the preliminary stage; a lead plaintiff has not yet been appointed; and the time for defendants to respond to the complaint has not yet passed. We dispute the allegations in the complaint and intend to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on its business or financial statements at this time. We are insured, in excess of a self-retention, for Directors and Officers liability.

On October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under "Part I, Item 1A–Risk Factors" for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchases of stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025(1)(2)	34,685	$7.30	—	—
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025(1)(2)	17,920	8.23	—	—
Totals	52,605	$7.62	—	—
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment No. 2 to Credit and Security Agreement (Revolving Loan) dated as of April 24, 2025 by and among Treace Medical Concepts, Inc. and MidCap Funding IV Trust
10.2	Amendment No. 2 to Credit and Security Agreement (Term Loan) dated as of April 24, 2025 by and among Treace Medical Concepts, Inc. and MidCap Financial Trust
10.3*+	Incentive Letter Agreement between Treace Medical Concepts, Inc. and Scot M. Elder
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
+	Indicates management contract or compensatory plan.
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

Treace Medical Concepts, Inc.

Date: May 8, 2025	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial Officer)