Form 10-Q
period 2025-06-30
TREACE MEDICAL CONCEPTS, INC.
filed 2025-08-07
CIK 1630627

inno00."333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, 63,173,126 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
•
expected seasonality;
•
the impact of inflationary pressures, interest rate changes, evolving or increased tariffs, changes in trade policy or global trade disruptions, business downturns, and general economic conditions on the overall state of the economy, on patient behavior and demand for elective surgeries, on customers' and suppliers' operations, and on our business;
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
•
our ability to protect and enforce our intellectual property, and the time and expense involved in monitoring unauthorized uses of our intellectual property, including in connection with the lawsuits we initiated in October 2024 and May 2025;

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

PART I–FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$8,052	$11,350
Marketable securities, short-term	61,237	64,327
Accounts receivable, net of allowance for credit losses of $1,562 and $1,326 as of June 30, 2025 and December 31, 2024, respectively	30,333	40,803
Inventories	42,397	39,255
Prepaid expenses and other current assets	5,583	5,667
Total current assets	147,602	161,402
Property and equipment, net	29,708	25,953
Intangible assets, net of accumulated amortization of $1,900 and $1,425 as of June 30, 2025 and December 31, 2024, respectively	7,600	8,075
Goodwill	12,815	12,815
Operating lease right-of-use assets	8,042	8,442
Other non-current assets	676	407
Total assets	$206,443	$217,094
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,959	$10,522
Accrued liabilities	6,192	7,197
Accrued commissions	5,328	10,121
Accrued compensation	7,064	6,575
Other liabilities	3,357	510
Total current liabilities	41,900	34,925
Long-term debt, net	53,454	53,306
Operating lease liabilities, net of current portion	13,437	15,934
Other long-term liabilities	37	37
Total liabilities	108,828	104,202
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 0 shares issued as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 63,120,204 and 62,385,101 shares issued as of June 30, 2025 and December 31, 2024, respectively	63	62
Additional paid-in capital	321,508	303,004
Accumulated deficit	(223,310)	(189,990)
Accumulated other comprehensive (loss) income	50	97
Treasury stock, at cost; 77,890 and 23,391 shares as of June 30, 2025 and December 31, 2024, respectively	(696)	(281)
Total stockholders’ equity	97,615	112,892
Total liabilities and stockholders’ equity	$206,443	$217,094

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$47,387	$44,455	$99,957	$95,563
Cost of goods sold	9,635	8,781	20,312	18,908
Gross profit	37,752	35,674	79,645	76,655
Operating expenses
Sales and marketing	33,084	37,681	69,206	78,009
Research and development	5,498	5,157	11,060	10,416
General and administrative	16,144	14,218	31,935	28,580
Total operating expenses	54,726	57,056	112,201	117,005
Loss from operations	(16,974)	(21,382)	(32,556)	(40,350)
Interest income	775	1,376	1,616	2,911
Interest expense	(1,321)	(1,312)	(2,632)	(2,629)
Other income, net	122	112	252	186
Other non-operating income (expense), net	(424)	176	(764)	468
Net loss	$(17,398)	$(21,206)	$(33,320)	$(39,882)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(7)	(95)	(47)	(189)
Comprehensive loss	$(17,405)	$(21,301)	$(33,367)	$(40,071)

Net loss per share, basic and diluted	$(0.28)	$(0.34)	$(0.53)	$(0.64)
Weighted-average shares used in computing net loss per share, basic and diluted	63,006,891	62,081,494	62,843,337	61,937,140

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2024	62,361,710	$62	$303,004	$(189,990)	$97	$(281)	$112,892
Issuance of common stock upon exercise of stock options	82,829	1	118	—	—	—	119
Issuance of common stock for vesting of restricted stock units	499,572	—	—	—	—	—	—
Share-based compensation expense	—	—	8,693	—	—	—	8,693
Net loss	—	—	—	(15,922)	—	—	(15,922)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(40)	—	(40)
Shares directly withheld from employees for tax payment	(52,605)	—	—	—	—	(401)	(401)
Balances at March 31, 2025	62,891,506	$63	$311,815	$(205,912)	$57	$(682)	$105,341
Issuance of common stock upon exercise of stock options	87,313	—	116	—	—	—	116
Issuance of common stock for vesting of restricted stock units	65,389	—	—	—	—	—	—
Share-based compensation expense	—	—	9,577	—	—	—	9,577
Net loss	—	—	—	(17,398)	—	—	(17,398)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(7)	—	(7)
Shares directly withheld from employees for tax payment	(1,894)	—	—	—	—	(14)	(14)
Balances at June 30, 2025	63,042,314	$63	$321,508	$(223,310)	$50	$(696)	$97,615

Balances at December 31, 2023	61,749,654	$62	$271,973	$(134,247)	$163	$(13)	$137,938
Issuance of common stock upon exercise of stock options	20,294	—	52	—	—	—	52
Issuance of common stock for vesting of restricted stock units	177,610	—	—	—	—	—	—
Share-based compensation expense	—	—	7,408	—	—	—	7,408
Net loss	—	—	—	(18,676)	—	—	(18,676)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(94)	—	(94)
Shares directly withheld from employees for tax payment	(18,386)	—	—	—	—	(237)	(237)
Balances at March 31, 2024	61,929,172	$62	$279,433	$(152,923)	$69	$(250)	$126,391
Issuance of common stock upon exercise of stock options	209,288	—	311	—	—	—	311
Issuance of common stock for vesting of restricted stock units	36,781	—	—	—	—	—	—
Share-based compensation expense	—	—	6,740	—	—	—	6,740
Net loss	—	—	—	(21,206)	—	—	(21,206)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(95)	—	(95)
Balances at June 30, 2024	62,175,241	$62	$286,484	$(174,129)	$(26)	$(250)	$112,141

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(33,320)	$(39,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	5,037	4,025
Provision for allowance for credit losses	581	2,207
Share-based compensation expense	18,270	14,148
Non-cash lease expense	1,133	1,182
Amortization of debt issuance costs	148	149
Amortization (accretion) of premium (discount) on marketable securities, net	(114)	(685)
Other, net	219	159
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	9,985	10,297
Inventory	(3,142)	(12,034)
Prepaid expenses and other assets	84	185
Other non-current assets	(365)	—
Operating lease liabilities	(1,553)	(1,291)
Accounts payable	9,437	6,238
Accrued liabilities	(5,309)	(5,943)
Other, net	57	127
Net cash provided by (used in) operating activities	1,148	(21,118)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(30,249)	(28,711)
Sales and maturities of available-for-sale marketable securities	33,408	60,558
Purchases of property and equipment	(8,310)	(5,656)
Net cash provided by (used in) investing activities	(5,151)	26,191

Cash flows from financing activities
Proceeds from insurance premium financing	983	—
Payments on insurance premium financing	(98)	—
Proceeds from exercise of employee stock options	235	363
Taxes from withheld shares	(415)	(237)
Net cash provided by (used in) financing activities	705	126
Net increase (decrease) in cash and cash equivalents	(3,298)	5,199
Cash and cash equivalents at beginning of period	11,350	12,982
Cash and cash equivalents at end of period	$8,052	$18,181

Supplemental disclosure of cash flow information
Cash paid for interest	$2,495	$2,490
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$—	$86
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$47	$189
Unsettled matured marketable security and receivable from broker	$—	$2,000
Noncash financing activities
Legal cost financing	$228	$—

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

Treace Medical Concepts, Inc. (the "Company") is a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. The Company has pioneered and patented the Lapiplasty® 3D Bunion Correction System–a combination of instruments, implants, and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. To further support the needs of surgeons and bunion patients, the Company has expanded its product offerings to continue to execute its strategy of becoming a comprehensive bunion solutions company and further penetrating the bunion market opportunity. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

2. Summary of Significant Accounting Policies

The Company prepared the unaudited interim condensed financial statements included in this report in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") related to quarterly reports on Form 10-Q.

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025. The condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2025.

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

The Company earns revenue from the sale of its products to customers such as hospitals, ambulatory surgery centers, and stocking distributors. The Company’s accounts receivable is derived from revenue earned from customers. On June 30, 2025 and December 31, 2024, no customer accounted for more than 10% of accounts receivable. For the six months ended June 30, 2025 and 2024, there were no customers that represented 10% or more of revenue.

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

Rental Income

The Company recorded rental income for its subleases of $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded rental income for its subleases of $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. All subleases are classified as operating leases.

3. Recent Accounting Pronouncements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis–The following assets and liabilities are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$2,574	$—	$—	$2,574
Short-term marketable securities at fair value
U.S. treasury and government agencies	12,022	1,500	—	13,522
Corporate debt	—	28,609	—	28,609
Asset-backed securities	—	15,756	—	15,756
Yankee CD	—	3,350	—	3,350
Total assets	$14,596	$49,215	$—	$63,811

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$4,798	$—	$—	$4,798
Corporate debt	—	1,197	—	1,197
Short-term marketable securities at fair value
U.S. treasury and government agencies	10,008	—	—	10,008
Commercial paper	—	495	—	495
Corporate debt	—	32,269	—	32,269
Asset-backed securities	—	14,781	—	14,781
Yankee CD	—	6,774	—	6,774
Total assets	$—	$55,516	$—	$70,322

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

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Cash	$5,478	$5,355
Cash equivalents:
Money market funds	2,574	4,798
Corporate debt	—	1,197
Total cash and cash equivalents	$8,052	$11,350

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$13,520	$3	$(1)	$13,522
Corporate debt	28,571	41	(3)	28,609
Asset-backed securities	15,746	12	(2)	15,756
Yankee CD	3,350	—	—	3,350
Total marketable securities—short-term	$61,187	$56	$(6)	$61,237

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$9,998	$10	$—	$10,008
Commercial paper	495	—	—	495
Corporate debt	32,216	55	(2)	32,269
Asset-backed securities	14,747	35	(1)	14,781
Yankee CD	6,774	—	—	6,774
Total marketable securities—short-term	$64,230	$100	$(3)	$64,327

As of June 30, 2025, there were no available-for-sale securities with unrealized losses greater than 12 months. An allowance for credit losses was not required for available-for-sale securities as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the three and six months ended June 30, 2025 and 2024, there were no material gains or losses from sales of available-for-sale securities.

As of June 30, 2025 and December 31, 2024, accrued interest of $0.6 million and $0.6 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Condensed Balance Sheets.

As of June 30, 2025, all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$2,565	$2,565
Construction in progress	863	612
Machinery and equipment	3,526	3,081
Capitalized surgical equipment[1]	29,561	22,669
Computer equipment	1,219	1,160
Leasehold improvements	10,517	10,244
Software and website development	1,037	927
Total property and equipment	49,288	41,258
Less: accumulated depreciation and amortization	(19,580)	(15,305)
Property and equipment, net	$29,708	$25,953

1 Capitalized surgical equipment includes $23.2 million and $18.3 million that is ready for its intended use and have started depreciating and $6.4 million and $4.4 million that is not ready for its intended use and have not started depreciating as of June 30, 2025 and December 31, 2024, respectively.

Depreciation and amortization expense on property and equipment was $2.4 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense on property and equipment was $4.6 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively.

The Company did not record impairment charges for its property and equipment, net for the six months ended June 30, 2025 and 2024.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued royalties expense	$1,616	$2,259
Accrued interest	408	420
Accrued professional services	1,407	337
Accrued compensation expense for RPM-3D earn-out[1]	—	2,125
Other accrued expense	2,761	2,056
Total accrued liabilities	$6,192	$7,197

1 On June 12, 2023, the Company acquired certain assets of MIOS Marketing, LLC d/b/a RedPoint Medical3D ("RPM-3D") that included an earn-out payment related to the technological advancements and patent milestones, which was paid on January 15, 2025.

Other liabilities

Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Current portion of operating lease liabilities	$2,090	$413
Short-term debt[1]	1,113	—
Other	154	97
Total other liabilities	$3,357	$510

l See Note 6, "Long-Term Debt," for information regarding the legal cost financing related to the lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. Short-term debt includes $0.2 million in financed legal costs as of June 30, 2025 and reflects the amount that may be called within the next twelve months. In addition, short-term debt includes $0.9 million of insurance premiums payable over the next nine months.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Revolving line of credit
MidCap revolving loan facility	$4,000	$4,000
Term loans
MidCap term loan facility	50,000	50,000
Total term and revolving loans	54,000	54,000
Less: debt discount and issuance costs	(546)	(694)
Total long-term debt, net	$53,454	$53,306

As of June 30, 2025, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2025	$—
2026	—
2027	54,000
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(546)
Total long-term debt, net	$53,454

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust ("MidCap"), providing up to $120.0 million in a term loan facility and a $30.0 million revolving loan facility.

The term loan facility provides for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At term loan closing, the Company drew $50.0 million under tranche one. At June 30, 2025, all term loan tranches are expired and are no longer available to draw.

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. As of June 30, 2025, the borrowing base allows $21.4 million of remaining availability to the Company under the revolving loan facility, net of the $4.0 million balance drawn. The Company may request an increase in the revolving loan facility in an amount up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility ("Lockbox Deductions"). As of June 30, 2025, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan and the revolving loan facility are accruing interest as of June 30, 2025 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company's option to extend the initial interest-only period by 12 months to 60 months total if the Company's trailing twelve-month revenue is at or above certain levels. As of June 30, 2025, the Company meets the revenue levels required to extend the initial interest period to 60 months and we intend to extend the interest-only period. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by substantially all of the Company's assets, including intellectual property. The loan agreements and other ancillary loan documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant at June 30, 2025.

Legal Cost Financing

On March 25, 2025, the Company entered into an agreement with its primary legal counsel related to the pending patent and antitrust dispute with Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") to defer payment of certain legal costs incurred in 2025 and 2026 related to the Stryker dispute. The agreement anticipates that the amount financed by the Company would not exceed $5.0 million over this two-year period. The deferred portion of the legal costs bear interest at 10% per annum. The total principal and interest financed is scheduled to be repaid in twelve equal monthly installments beginning January 2027. However, if certain thresholds for the currently paid portion of legal costs are not reached in 2025 and 2026, primary counsel has the option to require a portion of the deferred balances up to the current threshold amount to be reallocated to currently due. The amount of legal costs that are not deferred are due according to normal billing terms and are subject to certain contractual thresholds. All current and deferred legal costs are expensed as incurred. All amounts financed as of June 30, 2025 are classified as current debt and are included in other liabilities on the Condensed Balance Sheets as the primary legal counsel has the option to reallocate the deferred legal costs to currently due up to the threshold. See Note 5, "Balance Sheet Components," for additional information on the amounts of the deferred legal costs.

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

As of June 30, 2025 and 2024, the Company has royalty agreements with certain surgeon consultants. The Company recognized royalty expense for the three months ended June 30, 2025 and 2024 of $1.5 million and $1.4 million, respectively, resulting in an aggregate royalty rate of 3.2% and 3.3%, respectively. The Company recognized royalty expense for the six months ended June 30, 2025 and 2024 of $3.1 million and $3.2 million, respectively, resulting in an aggregate royalty rate of 3.1% and 3.3%, respectively.

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

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-WWB-PDB) against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between May 8, 2023 and May 7, 2024 alleging that the Company and certain of its officers violated the federal securities laws by making false or misleading statements and failing to disclose material adverse facts about our business, operations and prospects. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. On July 1, 2025, the court appointed the lead plaintiff and legal counsel. An amended complaint was filed on July 31, 2025. The action is in the preliminary stage, and the time for defendants to respond to the complaint has not yet passed. We dispute the allegations in the complaint and intend to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot reasonably estimate the potential impact, if any, on our business or financial statements at this time. We are insured, in excess of a self-retention, for Directors and Officers liability.

There were no accrued contingent liabilities as of June 30, 2025 and December 31, 2024.

8. Stockholders’ Equity

Stock Options

During the six months ended June 30, 2025, the Company did not grant stock options to employees. During the six months ended June 30, 2024, the Company granted stock options to employees to purchase 852,220 shares of the Company’s common stock. The weighted-average grant-date fair value of the employee stock options granted during the six months ended June 30, 2024 was $4.96 per share. The Company expects to reduce the use of stock options as long-term equity awards for its executives.

Restricted Stock Units

During the six months ended June 30, 2025 and 2024, the Company granted 2,669,694 and 1,611,642 restricted stock units ("RSUs"), respectively. The weighted average grant-date fair value of RSUs granted during the six months ended June 30, 2025 and 2024 was $8.58 and $12.54, respectively.

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

During the six months ended June 30, 2025 and 2024, the Company granted PSUs for 560,625 and 453,375 shares, respectively, at target performance levels. The weighted average grant-date fair value of the PSUs granted during the six months ended June 30, 2025 and 2024 was $11.17 and $18.89, respectively.

Share-Based Compensation Expense

Share-based compensation expense is reflected in operating expenses in the Condensed Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$98	$91	$197	$181
Sales and marketing expense	2,033	1,591	3,447	3,288
Research and development expense	1,115	1,016	2,240	2,022
General and administrative expense	6,331	4,042	12,386	8,657
Total	$9,577	$6,740	$18,270	$14,148

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and six months ended June 30, 2025 and 2024, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(17,398)	$(21,206)	$(33,320)	$(39,882)
Denominator
Weighted-average common stock outstanding, basic and diluted	63,006,891	62,081,494	62,843,337	61,937,140
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.34)	$(0.53)	$(0.64)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2025	2024
Common stock options issued and outstanding	7,460,669	7,860,147
Unvested full value awards	6,275,490	2,500,729
Contingently issuable PSU shares	445,136	—
Total	14,181,295	10,360,876

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

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. We have pioneered our proprietary Lapiplasty® 3D Bunion Correction System®–a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional ("3D") misalignment in the foot's anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional ("2D") perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical, and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our other products often used in conjunction with bunion surgery include the Adductoplasty® System, the Hammertoe PEEK Fixation System, the SpeedPlate® Rapid Compression Implant System, and specialized osteotomes and release instruments. In addition, we recently announced our entrance into the metatarsal osteotomy segment with the Nanoplasty® and Percuplasty™ Procedures, which both allow for a 3D correction of the bunion through cosmetically appealing, minimally invasive solutions. With our Lapiplasty System, new osteotomy systems, and other complementary products, we are continuing to execute our strategy of becoming a comprehensive bunion solutions company and supporting further penetration into the bunion market opportunity. See the "Innovation and Growth" section below for more information on our new products.

We were formed in 2013, and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have expanded our bunion related products in the United States. We market and sell our products to physicians, surgeons, ambulatory surgery centers, hospitals, and stocking distributors. Our procedures can be performed in either hospital outpatient or ambulatory surgery centers settings, and utilize existing, well-established reimbursement codes. We primarily market and sell our products through a combination of a direct employee sales force and independent sales agencies in the United States.

As of June 30, 2025, we had cash and cash equivalents of $8.1 million and marketable securities of $61.2 million available for sale to fund operations, an accumulated deficit of $223.3 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

Economic Environment

There is continuing uncertainty in the macro-economic environment. Inflationary pressures and interest rate changes may result in higher costs for us. Inflation, recession fears, reduced consumer confidence and other adverse economic conditions also have in the past and may continue to negatively impact consumer demand for the elective surgeries that use our products. While we continuously work with suppliers to mitigate higher costs and continue to invest in our direct sales channel, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macro-economic challenges to continue for the foreseeable future, which likely will impact our results of operations. Adding to these uncertainties are evolving U.S. tariff policies on imports, along with retaliatory tariffs, that may change rapidly. While we expect that the tariffs are likely to increase our inventory costs and reduce gross margins, we do not expect these impacts to be material at the most recently announced tariff rates.

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

Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we have dedicated meaningful resources to building a sales force and management team to support our future growth and to providing bunion-focused surgeon training and patient-focused outreach and education.

In research and development, our employee team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. In early 2024, we introduced expanded SpeedPlate configurations designed to address additional fusion procedures throughout the foot, and in the fourth quarter of 2024, we began the limited market releases of the following new products: (1) the Nanoplasty and Percuplasty Systems, which are minimally-invasive 3D osteotomy systems; (2) IntelliGuide™ PSI Cut Guides for Lapiplasty and Adductoplasty Procedures, which are cut guides created specifically for an individual patient’s foot anatomy; (3) the Micro-Lapiplasty® System, which is designed to allow the Lapiplasty Procedure to be performed through a minimally-invasive 2cm incision; (4) the Mini-Adductoplasty™ System, which is designed to allow the Adductoplasty midfoot correction procedure to be performed through an approximately 50% smaller incision; and (5) the SpeedMTP™ Rapid Compression Implant, a specialized implant for addressing bunions through MTP fusions. In the first half of 2025, we began the limited market release of the SpeedAkin™ implant used in Akin osteotomy procedures, the SpeedPlate Micro-Quad implant, and single use osteotomes, including the FeatherRasp™ Rapid Bone Contouring Tool, the GreatRelease™ Rapid MTP Release Instrument, Akinator™ Single-cut Akin Wedge Osteotomy Tool, and Sterile CornerChisel™ Instrument. We expect to continue to expand the commercial availability of these new products and to release other new solutions during 2025.

Intellectual Property Strategy

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets. As of June 30, 2025, our patent portfolio included 82 granted U.S. patents, with an additional 27 granted patents worldwide and over 150 pending patent applications. In keeping with our strategy of protecting our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages. In addition, on May 12, 2025, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. (collectively, "ZB") alleging infringement of 4 patents related to our innovative Lapiplasty 3D Bunion Correction technologies. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent.

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

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 30% to 40% of full year revenues, and lower sales volumes in the subsequent first calendar quarter. Our sales volumes in the fourth quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters also tend to be lower versus the prior year fourth quarters as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures; however, in some years the first quarter may benefit from additional sales volumes when high patient demand for surgeries in the fourth quarter cannot be fully accommodated and those surgical procedures are rolled over into the first quarter. In addition to the seasonality noted above, we expect lower sales volumes in the second and third quarters than throughout the rest of the year as elective procedures generally decline during the spring and summer months.

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

No single customer accounted for 10% or more of our revenue during the six months ended June 30, 2025. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our product offerings, new accounts and trained physician base, and as existing physician customers perform more Lapiplasty and other procedures using our products, though our rate of revenue growth may fluctuate from quarter to quarter due to a variety of factors, including seasonality, the macro-economic environment and competition.

Cost of Goods Sold

Cost of goods sold consists primarily of direct costs for the purchase of our products from third-party manufacturers. Cost of goods sold also includes royalties, overhead, shipping costs, sterilization, and packaging. We expense all inventory provisions for excess, obsolete, and field losses as cost of goods sold. We evaluate the carrying value of our inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess or obsolete inventory on hand, which could lead to additional provisions. We expect our cost of goods sold to increase in absolute dollars in the foreseeable future to the extent more of our products are sold, though it may fluctuate from quarter to quarter.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenue	$47,387	$44,455	$2,932	6.6%	$99,957	$95,563	$4,394	4.6%
Cost of goods sold	9,635	8,781	854	9.7%	20,312	18,908	1,404	7.4%
Gross profit	37,752	35,674	2,078	5.8%	79,645	76,655	2,990	3.9%
Operating expenses
Sales and marketing	33,084	37,681	(4,597)	(12.2)%	69,206	78,009	(8,803)	(11.3)%
Research and development	5,498	5,157	341	6.6%	11,060	10,416	644	6.2%
General and administrative	16,144	14,218	1,926	13.5%	31,935	28,580	3,355	11.7%
Total operating expenses	54,726	57,056	(2,330)	(4.1)%	112,201	117,005	(4,804)	(4.1)%
Loss from operations	(16,974)	(21,382)	4,408	(20.6)%	(32,556)	(40,350)	7,794	(19.3)%
Interest income	775	1,376	(601)	(43.7)%	1,616	2,911	(1,295)	(44.5)%
Interest expense	(1,321)	(1,312)	(9)	0.7%	(2,632)	(2,629)	(3)	0.1%
Other income, net	122	112	10	8.9%	252	186	66	35.5%
Other non-operating income (expense), net	(424)	176	(600)	(340.9)%	(764)	468	(1,232)	(263.2)%
Net loss	$(17,398)	$(21,206)	$3,808	(18.0)%	$(33,320)	$(39,882)	$6,562	(16.5)%

Comparison of the three months ended June 30, 2025 and 2024

Revenue. Revenue increased by $2.9 million, or 6.6%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily driven by an increase in the number of bunion procedure kits sold, partially offset by lower average selling prices of our newest bunion procedure kits.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $0.9 million, or 9.7%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase in cost of goods sold was primarily due to a $0.6 million increase in direct cost of goods sold resulting from increased sales and a $0.2 increase in inventory provisions. During the three months ended June 30, 2025, gross profit increased by $2.1 million, or 5.8%, as compared to the same period in 2024, due to increased sales. Gross profit margin for the three months ended June 30, 2025 decreased from 80.2% to 79.7%, as compared to the same period in 2024, primarily due to lower margin sales to stocking distributors and increases in inventory provisions, partially offset by a shift in product mix.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $4.6 million, or 12.2%, for the three months ended June 30, 2025 as compared to the same period in 2024. Sales and marketing expenses decreased due to a $2.9 million decrease in payroll and related costs primarily from optimizing the size and structure of our direct employee sales force, a $2.6 million decrease in direct to consumer advertising costs, and a $0.7 million decrease in commissions from a shift in customer mix, partially offset by a $0.6 million increase for surgeon training and clinical-related expenses, a $0.5 million increase from higher costs for conferences and events, and a $0.3 million increase in surgical instrument expense from a higher volume of surgical instruments.

Research and Development Expenses. R&D expenses increased by $0.3 million, or 6.6%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase in R&D expenses was primarily due to a $0.8 million increase in payroll and related costs from increased headcount of R&D personnel, including stock compensation expense, partially offset by a $0.3 million decrease in compensation expense related to the milestone obligation for our acquisition of RPM-3D that was incurred in the second quarter of 2024 but not in the second quarter of 2025.

General and Administrative Expenses. General and administrative expenses increased by $1.9 million, or 13.5%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase in general and administrative expenses was due to $3.2 million in higher payroll and related costs, including stock compensation expense, and a $0.6 million increase in legal fees, partially offset by a $2.0 million decrease in the provision for allowance for credit losses related to a $2.1 million write-off of receivables from a customer that filed bankruptcy in the second quarter of 2024 and a $0.2 million decrease in compensation expense related to the milestone obligation for our acquisition of RPM-3D that was incurred in the second quarter of 2024 but not in the second quarter of 2025.

Interest Income. Interest income decreased $0.6 million, or 43.7%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period.

Comparison of the six months ended June 30, 2025 and 2024

Revenue. Revenue increased by $4.4 million, or 4.6%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily driven by an increase in the number of bunion procedure kits sold, partially offset by lower average selling prices of our newest bunion procedure kits.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $1.4 million, or 7.4%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase in cost of goods sold was primarily due to a $1.0 million increase in inventory provisions and a $0.5 million increase in direct costs of goods sold resulting from increased sales. During the six months ended June 30, 2025, gross profit increased by $3.0 million, or 3.9%, as compared to the same period in 2024, due to increased sales. Gross profit margin for the six months ended June 30, 2025 decreased from 80.2% to 79.7%, as compared to the same period in 2024, primarily due to increases in inventory provisions and lower margin sales to stocking distributors, partially offset by a shift in product mix.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $8.8 million, or 11.3%, for the six months ended June 30, 2025 as compared to the same period in 2024. Sales and marketing expenses decreased due to a $6.4 million decrease in payroll and related costs primarily from optimizing the size and structure of our direct employee sales force, a $6.3 million decrease in direct to consumer advertising costs, partially offset by a $2.1 million increase for surgeon training and clinical-related expenses, a $0.8 million increase in surgical instrument expense from a higher volume of surgical instruments, and a $0.6 million increase in commissions from higher sales.

Research and Development Expenses. R&D expenses increased by $0.6 million, or 6.2%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase in R&D expenses was primarily due to a $1.1 million increase in payroll and related costs resulting from increased headcount of R&D personnel, including stock compensation expense, partially offset by a $0.5 million decrease in compensation expense related to the milestone obligation for our acquisition of RPM-3D that was incurred in the six months ended June 30, 2024 but not in the six months ended June 30, 2025.

General and Administrative Expenses. General and administrative expenses increased by $3.4 million, or 11.7%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase in general and administrative expenses was due to $5.1 million in higher payroll and related costs, primarily due to higher stock compensation expense, and a $0.7 million increase in legal fees, partially offset by a $1.6 million decrease in the provision for allowance for credit losses as compared to the second quarter of 2024 that included a $2.1 million write-off of receivables due from a customer that filed bankruptcy in the second quarter of 2024 and a decrease of $1.3 million in compensation expense related to the milestone obligation for our acquisition of RPM-3D that was incurred in the six months ended June 30, 2024 but not in the six months ended June 30, 2025.

Interest Income. Interest income decreased $1.3 million for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period.

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

As of June 30, 2025, we had cash and cash equivalents of $8.1 million and marketable securities of $61.2 million available for sale, an accumulated deficit of $223.3 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements. We believe that our existing cash and cash equivalents, marketable securities, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the date of issuance of these condensed financial statements. We may be required or decide to raise additional debt or equity financing to support further growth of our operations.

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
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including enforcing our intellectual property rights against infringing products or technologies or enforcing contractual rights against parties breaching agreements with us, including the litigation proceeding we initiated against Stryker and ZB;
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
•
the effect of inflation, interest rate changes, evolving or increased tariffs, changes in trade policy or global trade disruptions and other general economic conditions on our operations and business;
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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$1,148	$(21,118)
Investing activities	(5,151)	26,191
Financing activities	705	126
Net increase (decrease) in cash and cash equivalents	$(3,298)	$5,199

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $1.1 million, consisting primarily of a net loss of $33.3 million, adjusted for non-cash charges of $25.3 million and a decrease in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $18.3 million, depreciation and amortization expense of $5.0 million, non-cash lease expense of $1.1 million, and provision for allowance for credit losses of $0.6 million. The decrease in net operating assets was primarily due to a decrease of $10.0 million in accounts receivable from collection on higher sales in the fourth quarter of 2024 and an increase in accounts payable of $9.4 million due to timing of payments, partially offset by a decrease of $5.3 million in accrued liabilities, specifically from a decrease in accrued commissions from lower sales in the second quarter of 2025 compared to the fourth quarter of 2024, a decrease of $1.6 million in operating lease liabilities, and an increase of $3.1 million in inventory.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $5.2 million for the six months ended June 30, 2025, consisting primarily of $30.2 million in purchases of available-for-sale marketable securities and $8.3 million in purchases of property and equipment, partially offset by $33.4 million in sales and maturities of available-for-sale marketable securities. The net of marketable securities sales and maturities and purchases of $3.2 million were primarily used to fund our current operations. The purchases in property and equipment included $7.2 million in capitalized surgical instruments for the reusable instrument trays related to new products, and $1.1 million primarily for equipment, software, and leasehold improvements, to support the growth of our business.

Net cash provided by investing activities was $26.2 million for the six months ended June 30, 2024, consisting primarily of $60.6 million in sales and maturities of available-for-sale marketable securities, partially offset by $28.7 million in purchases of available-for-sale marketable securities and $5.7 million in purchases of property and equipment. The net of marketable securities sales and maturities and purchases of $31.9 million were primarily used to fund our current operations and provide additional liquidity for the third quarter. The purchases in property and equipment included $4.9 million in capitalized surgical instruments for the reusable instrument trays related to new products, and $0.8 million for equipment and leasehold improvements to support the growth of our business.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2025, consisting primarily of $1.0 million in proceeds from insurance premium financing and $0.2 million in proceeds from stock option exercises, partially offset by $0.4 million of shares repurchased for tax withholding on vested RSUs.

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024, consisting primarily of $0.4 million in proceeds from stock option exercises, partially offset by $0.2 million of shares repurchased for tax withholding on vested RSUs.

Royalty Agreements

We recognized royalty expense of $1.5 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, the aggregate royalty rate was 3.2% and 3.3%, respectively. We recognized royalty expense of $3.1 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the aggregate royalty rate was 3.1% and 3.3% respectively. Each of the royalty agreements with our surgeon consultants prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon advisors is affiliated.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which include taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026 and have subleased this space for the remainder of our lease term. The remaining lease obligations are $21.7 million under these leases as of June 30, 2025.

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

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates" in our Annual Report. There were no material changes to these accounting policies during the six months ended June 30, 2025.

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

On May 12, 2025, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. alleging infringement of 4 patents related to our innovative Lapiplasty 3D Bunion Correction technologies. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent.

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-WWB-PDB) against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between May 8, 2023 and May 7, 2024 alleging that we and certain of our current executives violated the federal securities laws by making false or misleading statements and failing to disclose material adverse facts about our business, operations and prospects. Specifically, the complaint alleges that we failed to disclose the impact of competition on demand for and utilization of our products and the need to accelerate our plans to offer a new osteotomy product and that our positive statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. On July 1, 2025, the court appointed the lead plaintiff and legal counsel. An amended complaint was filed on July 31, 2025. The action is in the preliminary stage; and the time for defendants to respond to the complaint has not yet passed. We dispute the allegations in the complaint and intend to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot reasonably estimate the potential impact, if any, on our business or financial statements at this time. We are insured, in excess of a self-retention, for Directors and Officers liability.

On October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages.

On May 23, 2025, Stryker European Operations Holdings LLC and Howmedica Osteonics Corp. filed a suit against us for patent infringement by our hammertoe product. The plaintiffs seek findings of patent infringement, equitable relief, unspecified monetary damages, enhanced damages for willful patent infringement, interest, costs, and attorneys’ fees. We dispute the allegations in the complaint, and on August 4, 2025, we moved to dismiss all of the claims in the suit. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under "Part I, Item 1A–Risk Factors" for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchases of stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	—	—	—	—
May 1 to May 31, 2025(1)(2)	1,894	$7.54	—	—
June 1 to June 30, 2025	—	—	—	—
Totals	1,894	$7.54	—	—
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*+	Incentive Letter Agreement between Treace Medical Concepts, Inc. and Gaetano M. Guglielmino.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
+	Indicates management contract or compensatory plan.
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

Treace Medical Concepts, Inc.

Date: August 7, 2025	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial Officer)