Form 10-Q
period 2025-09-30
TREACE MEDICAL CONCEPTS, INC.
filed 2025-11-06
CIK 1630627

inno00."333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, 63,718,073 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
•
our plans and expected timeline related to our products, or developing or acquiring new products, to address additional indications or otherwise, and the timing and extent that customers adopt and continue to use our products, including our flagship Lapiplasty® system which has higher average selling prices than our new osteotomy and great toe fusion systems;
•
our ability to maintain sufficient balance sheet strength to continue executing on our strategic investments and growth initiatives for the foreseeable future;
•
expected seasonality;
•
the impact of inflationary pressures, interest rate changes, evolving or increased tariffs, changes in trade policy or global trade disruptions, protracted government shutdowns, business downturns, higher insurance deductibles and costs, consumer sentiment, and general economic conditions on the overall state of the economy, on patient behavior and demand for elective surgeries, on customers' and suppliers' operations, and on our business and results of operations;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
the economic success and viability of the hospitals, ambulatory surgery centers, surgeons, and stocking distributors that buy our products;
•
the impact of sales to stocking distributors and other customers on product revenues in future periods, particularly if softening demand means that products already purchased by customers are used more slowly for future cases;
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
•
the outcome and expense of pending and threatened litigation, or legal proceedings, including a pending purported federal securities class action; and
•
the effect of any infectious disease outbreak and its impact or potential impact on our business or on the healthcare industry, particularly elective surgeries where our products are used.

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

PART I–FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$7,686	$11,350
Marketable securities, short-term	49,730	64,327
Accounts receivable, net of allowance for credit losses of $1,505 and $1,326 as of September 30, 2025 and December 31, 2024, respectively	32,959	40,803
Inventories	41,424	39,255
Prepaid expenses and other current assets	6,198	5,667
Total current assets	137,997	161,402
Property and equipment, net	29,970	25,953
Intangible assets, net of accumulated amortization of $2,138 and $1,425 as of September 30, 2025 and December 31, 2024, respectively	7,362	8,075
Goodwill	12,815	12,815
Operating lease right-of-use assets	7,833	8,442
Other non-current assets	614	407
Total assets	$196,591	$217,094
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,103	$10,522
Accrued liabilities	7,315	7,197
Accrued commissions	6,215	10,121
Accrued compensation	7,172	6,575
Other liabilities	4,103	510
Total current liabilities	40,908	34,925
Long-term debt, net	53,529	53,306
Operating lease liabilities, net of current portion	12,930	15,934
Other long-term liabilities	37	37
Total liabilities	107,404	104,202
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 0 shares issued as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 63,846,382 and 62,385,101 shares issued as of September 30, 2025 and December 31, 2024, respectively	64	62
Additional paid-in capital	329,746	303,004
Accumulated deficit	(239,598)	(189,990)
Accumulated other comprehensive (loss) income	83	97
Treasury stock, at cost; 141,572 and 23,391 shares as of September 30, 2025 and December 31, 2024, respectively	(1,108)	(281)
Total stockholders’ equity	89,187	112,892
Total liabilities and stockholders’ equity	$196,591	$217,094

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$50,214	$45,086	$150,171	$140,649
Cost of goods sold	10,508	8,954	30,820	27,862
Gross profit	39,706	36,132	119,351	112,787
Operating expenses
Sales and marketing	34,421	32,775	103,627	110,784
Research and development	4,680	4,963	15,740	15,379
General and administrative	16,281	13,528	48,216	42,108
Total operating expenses	55,382	51,266	167,583	168,271
Loss from operations	(15,676)	(15,134)	(48,232)	(55,484)
Interest income	634	1,067	2,250	3,978
Interest expense	(1,338)	(1,313)	(3,970)	(3,942)
Other income, net	92	20	344	206
Other non-operating income (expense), net	(612)	(226)	(1,376)	242
Net loss	$(16,288)	$(15,360)	$(49,608)	$(55,242)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	33	217	(14)	28
Comprehensive loss	$(16,255)	$(15,143)	$(49,622)	$(55,214)

Net loss per share, basic and diluted	$(0.26)	$(0.25)	$(0.79)	$(0.89)
Weighted-average shares used in computing net loss per share, basic and diluted	63,515,372	62,229,463	63,069,810	62,035,293

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2024	62,361,710	$62	$303,004	$(189,990)	$97	$(281)	$112,892
Issuance of common stock upon exercise of stock options	82,829	1	118	—	—	—	119
Issuance of common stock for vesting of restricted stock units	499,572	—	—	—	—	—	—
Share-based compensation expense	—	—	8,693	—	—	—	8,693
Net loss	—	—	—	(15,922)	—	—	(15,922)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(40)	—	(40)
Shares directly withheld from employees for tax payment	(52,605)	—	—	—	—	(401)	(401)
Balances at March 31, 2025	62,891,506	$63	$311,815	$(205,912)	$57	$(682)	$105,341
Issuance of common stock upon exercise of stock options	87,313	—	116	—	—	—	116
Issuance of common stock for vesting of restricted stock units	65,389	—	—	—	—	—	—
Share-based compensation expense	—	—	9,577	—	—	—	9,577
Net loss	—	—	—	(17,398)	—	—	(17,398)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(7)	—	(7)
Shares directly withheld from employees for tax payment	(1,894)	—	—	—	—	(14)	(14)
Balances at June 30, 2025	63,042,314	$63	$321,508	$(223,310)	$50	$(696)	$97,615
Issuance of common stock upon exercise of stock options	139,570	1	240	—	—	—	241
Issuance of common stock for vesting of restricted stock units	586,608	—	—	—	—	—	—
Share-based compensation expense	—	—	7,998	—	—	—	7,998
Net loss	—	—	—	(16,288)	—	—	(16,288)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	33	—	33
Shares directly withheld from employees for tax payment	(63,682)	—	—	—	—	(412)	(412)
Balances at September 30, 2025	63,704,810	$64	$329,746	$(239,598)	$83	$(1,108)	$89,187

Balances at December 31, 2023	61,749,654	$62	$271,973	$(134,247)	$163	$(13)	$137,938
Issuance of common stock upon exercise of stock options	20,294	—	52	—	—	—	52
Issuance of common stock for vesting of restricted stock units	177,610	—	—	—	—	—	—
Share-based compensation expense	—	—	7,408	—	—	—	7,408
Net loss	—	—	—	(18,676)	—	—	(18,676)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(94)	—	(94)
Shares directly withheld from employees for tax payment	(18,386)	—	—	—	—	(237)	(237)
Balances at March 31, 2024	61,929,172	$62	$279,433	$(152,923)	$69	$(250)	$126,391
Issuance of common stock upon exercise of stock options	209,288	—	311	—	—	—	311
Issuance of common stock for vesting of restricted stock units	36,781	—	—	—	—	—	—
Share-based compensation expense	—	—	6,740	—	—	—	6,740
Net loss	—	—	—	(21,206)	—	—	(21,206)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(95)	—	(95)
Balances at June 30, 2024	62,175,241	$62	$286,484	$(174,129)	$(26)	$(250)	$112,141
Issuance of common stock upon exercise of stock options	35,371	—	8	—	—	—	8
Issuance of common stock for vesting of restricted stock units	64,759	—	—	—	—	—	—
Share-based compensation expense	—	—	7,900	—	—	—	7,900
Net loss	—	—	—	(15,360)	—	—	(15,360)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	217	—	217
Balances at September 30, 2024	62,275,371	$62	$294,392	$(189,489)	$191	$(250)	$104,906

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(49,608)	$(55,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	7,815	6,182
Provision for allowance for credit losses	512	2,381
Share-based compensation expense	26,268	22,048
Non-cash lease expense	1,689	607
Amortization of debt issuance costs	223	223
Amortization (accretion) of premium (discount) on marketable securities, net	(119)	(918)
Other, net	750	180
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	7,428	11,505
Inventory	(2,169)	(14,366)
Prepaid expenses and other assets	(531)	838
Other non-current assets	(303)	(312)
Operating lease liabilities	(2,382)	(147)
Accounts payable	5,581	6,814
Accrued liabilities	(3,191)	(12,753)
Other, net	93	—
Net cash provided by (used in) operating activities	(7,944)	(32,960)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(34,889)	(52,890)
Sales and maturities of available-for-sale marketable securities	49,593	93,363
Purchases of property and equipment	(11,119)	(8,519)
Net cash provided by (used in) investing activities	3,585	31,954

Cash flows from financing activities
Proceeds from insurance premium financing	1,553	—
Payments on insurance premium financing	(507)	—
Proceeds from exercise of employee stock options	476	371
Taxes from withheld shares	(827)	(237)
Net cash provided by (used in) financing activities	695	134
Net increase (decrease) in cash and cash equivalents	(3,664)	(872)
Cash and cash equivalents at beginning of period	11,350	12,982
Cash and cash equivalents at end of period	$7,686	$12,110

Supplemental disclosure of cash flow information
Cash paid for interest	$3,754	$3,732
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$—	$88
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$14	$(28)
Noncash financing activities
Legal cost financing	$752	$—

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

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025. The condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2025.

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

The Company earns revenue from the sale of its products to customers such as hospitals, ambulatory surgery centers, and stocking distributors. The Company’s accounts receivable are derived from revenue earned from customers. On

September 30, 2025 and December 31, 2024, no customer accounted for more than 10% of accounts receivable. For the three and nine months ended September 30, 2025 and 2024, there were no customers that represented 10% or more of revenue.

Segments

The Company is a single reportable segment entity, which is in the business of designing, manufacturing, and marketing medical devices for surgeons, hospitals, and ambulatory surgery centers related to the surgical management of bunion and related midfoot deformities. The Company's chief executive officer is the chief operating decision maker ("CODM"). The CODM regularly reviews entity-wide net income and operating results compared to budget and forecast information to assess the Company's performance and to allocate resources for its single reporting segment. The measure of profit or loss is reported in the Condensed Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Company's Condensed Balance Sheets. The Company does not have any intra-entity sales or transfers. All long-lived assets are maintained in the United States.

Rental Income

The Company recorded rental income for its subleases of $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded rental income for its subleases of $0.4 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. All subleases are classified as operating leases.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles–Goodwill and Other–Internal-Use Software Topic 350-40: Targeted Improvements to the Accounting for Internal-Use Software ("ASC 350-40"). The update clarifies and modernizes the accounting for costs related to internal-use software. The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities should apply to begin capitalizing costs. The new guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those years. Early adoption is permitted. The amendments are to be applied on a prospective, retrospective, or modified transition basis. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis–The following assets and liabilities are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$2,525	$—	$—	$2,525
Short-term marketable securities at fair value
U.S. treasury and government agencies	10,228	—	—	10,228
Corporate debt	—	23,989	—	23,989
Asset-backed securities	—	12,163	—	12,163
Yankee CD	—	3,350	—	3,350
Total assets	$12,753	$39,502	$—	$52,255

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$4,798	$—	$—	$4,798
Corporate debt	—	1,197	—	1,197
Short-term marketable securities at fair value
U.S. treasury and government agencies	10,008	—	—	10,008
Commercial paper	—	495	—	495
Corporate debt	—	32,269	—	32,269
Asset-backed securities	—	14,781	—	14,781
Yankee CD	—	6,774	—	6,774
Total assets	$14,806	$55,516	$—	$70,322

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

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Cash	$5,161	$5,355
Cash equivalents:
Money market funds	2,525	4,798
Corporate debt	—	1,197
Total cash and cash equivalents	$7,686	$11,350

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$10,218	$10	$—	$10,228
Corporate debt	23,934	55	—	23,989
Asset-backed securities	12,145	18	—	12,163
Yankee CD	3,350	—	—	3,350
Total marketable securities—short-term	$49,647	$83	$—	$49,730

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$9,998	$10	$—	$10,008
Commercial paper	495	—	—	495
Corporate debt	32,216	55	(2)	32,269
Asset-backed securities	14,747	35	(1)	14,781
Yankee CD	6,774	—	—	6,774
Total marketable securities—short-term	$64,230	$100	$(3)	$64,327

As of September 30, 2025, there were no available-for-sale securities with unrealized losses greater than 12 months. An allowance for credit losses was not required for available-for-sale securities as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the three and nine months ended September 30, 2025 and 2024, there were no material gains or losses from sales of available-for-sale securities.

As of September 30, 2025 and December 31, 2024, accrued interest of $0.6 million and $0.6 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Condensed Balance Sheets.

As of September 30, 2025, all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Furniture and fixtures	$2,565	$2,565
Construction in progress	896	612
Machinery and equipment	3,712	3,081
Capitalized surgical equipment[1]	31,541	22,669
Computer equipment	1,226	1,160
Leasehold improvements	10,580	10,244
Software and website development	1,227	927
Total property and equipment	51,747	41,258
Less: accumulated depreciation and amortization	(21,777)	(15,305)
Property and equipment, net	$29,970	$25,953

1 Capitalized surgical equipment includes $25.2 million and $18.3 million that is ready for its intended use and have started depreciating and $6.3 million and $4.4 million that is not ready for its intended use and have not started depreciating as of September 30, 2025 and December 31, 2024, respectively.

Depreciation and amortization expense on property and equipment was $2.5 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense on property and equipment was $7.1 million and $5.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company did not record impairment charges for its property and equipment, net for the nine months ended September 30, 2025 and 2024.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued royalties expense	$1,688	$2,259
Accrued interest	413	420
Accrued professional services	2,694	337
Accrued compensation expense for RPM-3D earn-out[1]	—	2,125
Other accrued expense	2,520	2,056
Total accrued liabilities	$7,315	$7,197

1 On June 12, 2023, the Company acquired certain assets of MIOS Marketing, LLC d/b/a RedPoint Medical3D ("RPM-3D") that included an earn-out payment related to the technological advancements and patent milestones, which was paid on January 15, 2025.

Other liabilities

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Current portion of operating lease liabilities	$2,115	$413
Short-term debt[1]	1,798	—
Other	190	97
Total other liabilities	$4,103	$510

l See Note 6, "Long-Term Debt," for information regarding the legal cost financing related to the lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. Short-term debt includes $0.8 million in financed legal costs as of September 30, 2025 and reflects the amount that may be called within the next twelve months. In addition, short-term debt includes $1.0 million of insurance premiums payable over the next nine months.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Revolving line of credit
MidCap revolving loan facility	$4,000	$4,000
Term loans
MidCap term loan facility	50,000	50,000
Total term and revolving loans	54,000	54,000
Less: debt discount and issuance costs	(471)	(694)
Total long-term debt, net	$53,529	$53,306

As of September 30, 2025, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2025	$—
2026	—
2027	54,000
Total principal payments	54,000
Less: Unamortized debt discount and debt issuance costs	(471)
Total long-term debt, net	$53,529

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust ("MidCap"), providing up to $120.0 million in a term loan facility and a $30.0 million revolving loan facility.

The term loan facility provides for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At term loan closing, the Company drew $50.0 million under tranche one. At September 30, 2025, all term loan tranches are expired and are no longer available to draw.

The revolving loan facility provides up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. As of September 30, 2025, the borrowing base allows $23.2 million of remaining availability to the Company under the revolving loan facility, net of the $4.0 million balance drawn. The Company may request an increase in the revolving loan facility in an amount up to $20.0 million for a total commitment of up to $50.0 million. The Company is required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that is equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. If the outstanding balance under the revolving loan facility exceeds the lesser of (i) 50% of the revolving borrowing capacity or (ii) 50% of the borrowing base, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility ("Lockbox Deductions"). As of September 30, 2025, the Company's borrowing level has not activated the Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the revolving loan balance is long-term debt.

The loans bear interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest is payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan and the revolving loan facility are accruing interest as of September 30, 2025 at the capped interest rates of 9% and 7%, respectively. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company's option to extend the initial interest-only period by 12 months to 60 months total if the Company's trailing twelve-month revenue is at or above certain levels. As of September 30, 2025, the Company meets the revenue levels required to extend the initial interest period to 60 months and we intend to extend the interest-only period. If the term loan is repaid before the maturity date or the revolving loan facility is terminated before the end of its term, the prepayment fees are 3.0% of the amount repaid in the first year, 2.0% in the second year and 1.0% in the third year and thereafter, and a final payment fee of 3.0% of the amount borrowed is due under the term loan. The revolving loan facility prepayment fees are based on the revolving loan commitment amount.

The loans are secured by substantially all of the Company's assets, including intellectual property. The loan agreements and other ancillary loan documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the revolving loan agreement) is greater than the outstanding balance under the term loan. If liquidity falls below such outstanding balance, then the Company is subject to a minimum trailing twelve-month revenue covenant. The Company is not subject to this covenant at September 30, 2025.

Legal Cost Financing

On March 25, 2025, the Company entered into an agreement with its primary legal counsel related to the pending patent and antitrust dispute with Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") to defer payment of certain legal costs incurred in 2025 and 2026 related to the Stryker dispute. The agreement anticipates that the amount financed by the Company would not exceed $5.0 million over this two-year period. The deferred portion of the legal costs bear interest at 10% per annum. The total principal and interest financed is scheduled to be repaid in twelve equal monthly installments beginning January 2027. However, if certain thresholds for the currently paid portion of legal costs are not reached in 2025 and 2026, primary counsel has the option to require a portion of the deferred balances up to the current threshold amount to be reallocated to currently due. The amount of legal costs that are not deferred are due according to normal billing terms and are subject to certain contractual thresholds. All current and deferred legal costs are expensed as incurred. All amounts financed as of September 30, 2025 are classified as current debt and are included in other liabilities on the Condensed Balance Sheets as the primary legal counsel has the option to reallocate the deferred legal costs to currently due up to the threshold. See Note 5, "Balance Sheet Components," for additional information on the amounts of the deferred legal costs.

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

As of September 30, 2025 and 2024, the Company has royalty agreements with certain surgeon consultants. The Company recognized royalty expense for the three months ended September 30, 2025 and 2024 of $1.6 million and $1.4 million, respectively, resulting in an aggregate royalty rate of 3.1% and 3.2%, respectively. The Company recognized royalty expense for the nine months ended September 30, 2025 and 2024 of $4.7 million and $4.6 million, respectively, resulting in an aggregate royalty rate of 3.1% and 3.3%, respectively.

Contingencies

In accordance with applicable accounting standards, the Company establishes an accrued liability for litigation contingencies when those matters present loss contingencies that are both probable and can be reasonably estimated. The Company discloses the nature of the contingency when management believes there is at least a reasonable possibility that the outcome may be material to the Company’s financial statements and, where feasible, an estimate of the possible loss. In such cases, there still may be an exposure to loss in excess of any amounts reasonably estimated and accrued. When a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability, but continues to monitor, in conjunction with any outside counsel handling a matter, further developments that would make such loss contingency both probable and reasonably estimable. Once the Company establishes an accrued liability with respect to a loss contingency, the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established, and any appropriate adjustments are made each quarter.

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-WWB-PDB) against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between May 8, 2023 and May 7, 2024 alleging that the Company and certain of its officers violated the federal securities laws by making false or misleading statements and failing to disclose material adverse facts about our business, operations and prospects. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. On July 1, 2025, the court appointed the lead plaintiff and lead counsel. The plaintiff filed an amended complaint on July 31, 2025, and the Company filed a motion to dismiss on September 5, 2025. The action is in the preliminary stage. The Company disputes the allegations in the complaint and intends to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and the Company cannot reasonably estimate the potential impact, if any, on our business or financial statements at this time. The Company is insured for Directors and Officers liability for amounts in excess of the retention and up to the policy limits.

There were no accrued contingent liabilities as of September 30, 2025 and December 31, 2024.

8. Stockholders’ Equity

Stock Options

During the nine months ended September 30, 2025, the Company did not grant stock options to employees. During the nine months ended September 30, 2024, the Company granted stock options to employees to purchase 852,220 shares of the Company’s common stock. The weighted-average grant-date fair value of the employee stock options granted during the nine months ended September 30, 2024 was $4.96 per share. The Company expects to reduce the use of stock options as long-term equity awards for its executives.

Restricted Stock Units

During the nine months ended September 30, 2025 and 2024, the Company granted 3,127,114 and 3,370,462 restricted stock units ("RSUs"), respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2025 and 2024 was $8.27 and $9.09 per share, respectively.

Performance Share Units

The Company generally grants performance-based restricted stock unit ("PSU") awards subject to market and service vesting conditions to certain executives under the Company's 2021 Incentive Award Plan. The actual number of PSUs that will vest at the end of the measurement period is generally determined based on the Company's total stockholder return ("TSR") ranking relative to the TSR of a published index of the Company's peers. The measurement period for its outstanding awards is generally three years. The grant date fair value of each target PSU award was determined using a Monte Carlo valuation model or the grant date fair value. Over the performance period, if the service vesting conditions are met, the actual number of PSUs earned may vary from zero, if performance thresholds are not met, to as much as 200% of target PSUs depending on the grant year.

During the nine months ended September 30, 2025 and 2024, the Company granted PSUs for 1,160,625 and 453,375 shares, respectively, at target performance levels. The weighted average grant-date fair value of the PSUs granted during the nine months ended September 30, 2025 and 2024 was $9.13 and $18.89 per share, respectively.

Share-Based Compensation Expense

Share-based compensation expense is reflected in the Condensed Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$130	$91	$327	$272
Sales and marketing expense	1,669	1,764	5,116	5,052
Research and development expense	948	1,152	3,188	3,174
General and administrative expense	5,251	4,893	17,637	13,550
Total	$7,998	$7,900	$26,268	$22,048

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2025 and 2024, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(16,288)	$(15,360)	$(49,608)	$(55,242)
Denominator
Weighted-average common stock outstanding, basic and diluted	63,515,372	62,229,463	63,069,810	62,035,293
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.25)	$(0.79)	$(0.89)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2025	2024
Common stock options issued and outstanding	7,255,136	7,793,815
Unvested full value awards	5,906,625	4,157,460
Contingently issuable PSU shares	1,365,491	—
Total	14,527,252	11,951,275

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

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. We have pioneered our proprietary Lapiplasty® 3D Bunion Correction System®–a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. Although bunions are deformities typically caused by an unstable joint in the middle of the foot that leads to a three-dimensional ("3D") misalignment in the foot's anatomical structure, the majority of traditional surgical approaches focus on correcting the deformity from a two-dimensional ("2D") perspective and therefore fail to address the root cause of the disorder. To effectively restore the normal anatomy of bunion patients and improve clinical outcomes, we believe addressing the root cause of the bunion is critical, and have developed the Lapiplasty System to correct the deformity across all three anatomic dimensions. Our other products often used in conjunction with bunion surgery include the Adductoplasty® System, the Hammertoe PEEK Fixation System, the SpeedPlate® Rapid Compression Implant System, and specialized osteotomes and release instruments. In addition, we recently entered the metatarsal osteotomy segment with the Nanoplasty® and Percuplasty™ Procedures, which both allow for a 3D correction of the bunion through cosmetically appealing, minimally invasive solutions. With our Lapiplasty System, new osteotomy systems, and other complementary products, we are continuing to execute our strategy of becoming a comprehensive bunion solutions company and supporting further penetration into the bunion market opportunity. See the "Innovation and Growth" section below for more information on our new products.

We were formed in 2013, and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have expanded our bunion related products in the United States. We market and sell our products to surgeons, ambulatory surgery centers, hospitals, and stocking distributors. As part of our strategy for 2025, we began utilizing a limited number of stocking distributors in the first quarter of 2025. Our procedures can be performed in either hospital outpatient or ambulatory surgery center settings, and utilize existing, well-established reimbursement codes. We primarily market and sell our products through a combination of a direct employee sales force and independent sales agencies in the United States.

As of September 30, 2025, we had cash and cash equivalents of $7.7 million and marketable securities of $49.7 million available for sale to fund operations, an accumulated deficit of $239.6 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements.

Economic Environment

The economy is expected to slow in the remainder of 2025 and 2026 amid continuing macroeconomic uncertainty. Inflation, recession fears, reduced consumer confidence, higher insurance deductibles and other costs, and other adverse economic conditions have and may continue to negatively impact consumer demand for our products that are used in elective surgeries. While we continuously work with suppliers to mitigate higher costs and continue to invest in our direct sales channel, patient education initiatives, clinical evidence and product innovations to build demand for our products, we expect these macroeconomic challenges to continue for the foreseeable future, which likely will impact the demand for our products and our results of operations. Adding to these uncertainties are the protracted government shutdown and evolving U.S. tariff policies on imports, along with retaliatory tariffs, that may change rapidly. While we expect that the tariffs are likely to increase our inventory costs and reduce gross margins, we do not expect these impacts to be material at the most recently announced tariff rates.

Increased Competition

Before we launched our flagship Lapiplasty System, there were no other products in the market that provided a 3D solution and specialized procedural instrumentation for traditionally freehand, difficult Lapidus surgeries. This allowed us to capitalize on our pioneering technology and grow our market share quickly. We are experiencing increased competition from the accelerating adoption of minimally invasive osteotomy solutions and from new Lapidus products, which has, and may continue to, negatively impact our growth rates, market share, and results of operations. In order to drive increased penetration into the bunion market, we have introduced new bunion systems, including two minimally invasive osteotomy systems and a great toe fusion system. While the adoption of these new systems is increasing, we generally sell them at lower average selling prices than our Lapiplasty System. To the extent we lose market share or experience further declines in sales of our Lapiplasty System and we are unable to sufficiently increase sales of our new bunion systems to offset the declines in sales of our Lapiplasty System, our revenues and results of operations will be adversely affected.

Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we have dedicated meaningful resources to building a sales force and management team to support our future growth and to providing bunion-focused surgeon training and patient-focused outreach and education.

In research and development, our employee team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. In the fourth quarter of 2024, we began the limited market releases of the following new products: (1) the Nanoplasty and Percuplasty Systems, which are minimally-invasive 3D osteotomy systems; (2) IntelliGuide™ PSI Cut Guides for Lapiplasty and Adductoplasty Procedures, which are cut guides created specifically for an individual patient’s foot anatomy; (3) the Micro-Lapiplasty® System, which is designed to allow the Lapiplasty Procedure to be performed through a minimally-invasive 2cm incision; (4) the Mini-Adductoplasty™ System, which is designed to allow the Adductoplasty midfoot correction procedure to be performed through an approximately 50% smaller incision; and (5) the SpeedMTP® Rapid Compression Implant, a specialized implant for addressing bunions through MTP fusions. In the first half of 2025, we began the limited market release of the SpeedAkin™ implant used in Akin osteotomy procedures, the SpeedPlate Micro-Quad implant, and four new single use osteotomes. We have continued to expand the commercial availability of these new products and to release other new solutions during 2025, including the Percuplasty™ MIS Power System, a specialized and scalable power drill that operates the single-use cutting burrs used in the Percuplasty™ procedure as well as other minimally invasive procedures throughout the foot, and biologics commonly used in foot and ankle fusion procedures. We plan to begin offering additional innovations in 2026, including the Lapiplasty Lightning platform designed to further increase the precision and speed of the Lapiplasty 3D correction, a new line of compression screws, and additional procedure specific SpeedPlate implants and sterile instruments.

Intellectual Property Strategy

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets. As of September 30, 2025, our patent portfolio included 90 granted U.S. patents, with an additional 31 granted patents worldwide and over 175 pending patent applications. In keeping with our strategy of protecting our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages. In addition, on May 12, 2025, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. (collectively, "ZB") alleging infringement of 4 patents related to our innovative Lapiplasty 3D Bunion Correction technologies. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent.

Market Share Growth

The growth of our business depends on our ability to gain broader acceptance of our proprietary procedures and systems by successfully marketing and distributing these products. While surgeon adoption of our products and procedures remains critical to supporting revenue growth, hospital and ambulatory surgery center facility approvals are necessary for existing and future surgeon customers to access our products. To facilitate greater access to our products and support future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with our procedures and systems, supported by our robust portfolio of clinical data on our existing procedures and additional clinical data we expect to develop on our new products. To continue to build our market share, in 2025, we have added new commercial and sales leadership as well as experienced foot and ankle sales professionals to our team. While we have experienced overall increases in bunion procedure kit sales and in our market share, our flagship Lapiplasty System is expected to contribute less to our market share growth in future quarters, which could result in reduced revenues and impact our liquidity if product sales from our new bunion systems do not increase sufficiently to offset the decline in sales of the Lapiplasty System. If we are unable to successfully continue to commercialize our procedures and systems, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through the use of our cash and cash equivalents, marketable securities, and expected revenues. We may also raise funds by incurring debt and through offerings of our capital stock.

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 30% to 40% of full year revenues, and lower sales volumes in the subsequent first calendar quarter. Our sales volumes in the fourth quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters also tend to be lower versus the prior year fourth quarters as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures; however, in some years the first quarter may benefit from additional sales volumes when high patient demand for surgeries in the fourth quarter cannot be fully accommodated and those surgical procedures are rolled over into the first quarter. In addition to the seasonality noted above, we generally expect lower sales volumes in the second and third quarters than throughout the rest of the year as elective procedures generally decline during the spring and summer months.

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

Components of Our Results of Operations

Revenue

We currently generate revenue from the sale of our bunion implant kit systems, single-use sterile instruments, and other complementary products. Our systems bring together single-use implant kits, reusable instrument trays, and surgical techniques. We sell the kits and single-use instruments and other products to hospitals, ambulatory surgery centers, and stocking distributors in the United States through a network of employee sales representatives and independent sales agencies.

No single customer accounted for 10% or more of our revenue during the nine months ended September 30, 2025. We expect our revenue to increase in absolute dollars in the foreseeable future as we expand our product offerings, new accounts and trained physician base, and as existing physician customers that use our products perform more procedures using our products, although our rate of revenue growth may fluctuate from quarter to quarter due to a variety of factors, including seasonality, the macroeconomic environment and competition.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for personnel, including salaries, bonuses, benefits, sales commissions and share-based compensation, related to selling and marketing functions, surgical instrument expense, physician education programs, training, shipping costs related to sending products to our sales representatives, travel expenses, marketing initiatives including our direct-to-consumer outreach program and advertising, market research and analysis and conferences and trade shows.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenue	$50,214	$45,086	$5,128	11.4%	$150,171	$140,649	$9,522	6.8%
Cost of goods sold	10,508	8,954	1,554	17.4%	30,820	27,862	2,958	10.6%
Gross profit	39,706	36,132	3,574	9.9%	119,351	112,787	6,564	5.8%
Operating expenses
Sales and marketing	34,421	32,775	1,646	5.0%	103,627	110,784	(7,157)	(6.5)%
Research and development	4,680	4,963	(283)	(5.7)%	15,740	15,379	361	2.3%
General and administrative	16,281	13,528	2,753	20.4%	48,216	42,108	6,108	14.5%
Total operating expenses	55,382	51,266	4,116	8.0%	167,583	168,271	(688)	(0.4)%
Loss from operations	(15,676)	(15,134)	(542)	3.6%	(48,232)	(55,484)	7,252	(13.1)%
Interest income	634	1,067	(433)	(40.6)%	2,250	3,978	(1,728)	(43.4)%
Interest expense	(1,338)	(1,313)	(25)	1.9%	(3,970)	(3,942)	(28)	0.7%
Other income, net	92	20	72	* %	344	206	138	67.0%
Other non-operating income (expense), net	(612)	(226)	(386)	170.8%	(1,376)	242	(1,618)	* %
Net loss	$(16,288)	$(15,360)	$(928)	6.0%	$(49,608)	$(55,242)	$5,634	(10.2)%

* Not meaningful

Comparison of the three months ended September 30, 2025 and 2024

Revenue. Revenue increased by $5.1 million, or 11.4%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily driven by an increase in the number of bunion procedure kits sold, partially offset by lower average selling prices of our newest bunion procedure kits. While the number of bunion procedure kits sold are increasing overall, our flagship Lapiplasty System is experiencing lower sales primarily due to evolving surgeon preferences for minimally invasive osteotomy procedures, competition, and lower patient demand for elective bunion surgery due to macroeconomic conditions. Revenue for the three months ended September 30, 2025 included $6.0 million in sales to stocking distributors, a majority of which was attributable to initial stocking orders, compared to no stocking distributor sales during the same period in 2024. As of the end of third quarter, our stocking distributors have purchased their initial stock of inventory; therefore, we do not expect sales at this level in future quarters.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $1.6 million, or 17.4%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase in cost of goods sold was primarily due to a $1.2 million increase in direct cost of goods sold resulting from increased sales. During the three months ended September 30, 2025, gross profit increased by $3.6 million, or 9.9%, as compared to the same period in 2024, due to increased sales. Gross profit margin for the three months ended September 30, 2025 decreased from 80.1% to 79.1%, as compared to the same period in 2024, primarily due to lower margin sales to stocking distributors, partially offset by a shift in product mix.

Sales and Marketing Expenses. Sales and marketing expenses increased by $1.6 million, or 5.0%, for the three months ended September 30, 2025 as compared to the same period in 2024. Sales and marketing expenses increased due to a $1.2 million increase in commissions, a $0.5 million increase in surgical instrument expense from higher volume of surgical instruments, a $0.4 million increase in payroll and related costs, a $0.4 million increase for surgeon training and clinical-related expenses, and a $0.2 million increase from higher costs for conferences and events, partially offset by a $1.3 million decrease in direct to consumer advertising costs. Of the $0.4 million increase in payroll and related costs, $1.0 million was related to a non-recurring restructuring charge that includes severance and other post-employment benefits, partially offset by a decrease in other payroll-related costs.

Research and Development Expenses. R&D expenses decreased by $0.3 million, or 5.7%, for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease in R&D expenses was primarily due to a $0.2 million decrease in purchases of prototypes.

General and Administrative Expenses. General and administrative expenses increased by $2.8 million, or 20.4%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase in general and administrative expenses was due to a $2.9 million increase in legal fees primarily driven by ongoing litigation matters, partially offset by a $0.2 million decrease in the provision for allowance for credit losses.

Interest Income. Interest income decreased $0.4 million, or 40.6%, for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period.

Comparison of the nine months ended September 30, 2025 and 2024

Revenue. Revenue increased by $9.5 million, or 6.8%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily driven by an increase in the number of bunion procedure kits sold, partially offset by lower average selling prices of our newest bunion procedure kits. While the number of bunion procedure kits sold are increasing overall, our flagship Lapiplasty System is experiencing lower sales primarily due to evolving surgeon preferences for minimally invasive osteotomy procedures, competition, and lower patient demand for elective bunion surgery related to macroeconomic conditions. Revenue for the nine months ended September 30, 2025 included $11.0 million in sales to stocking distributors, a majority of which was attributable to initial stocking orders, compared to no stocking distributor sales during the same period in 2024. As of the third quarter, our stocking distributors have purchased their initial stock of inventory; therefore, we do not expect sales at the level experienced during the third quarter of 2025 in future quarters.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $3.0 million, or 10.6%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase in cost of goods sold was primarily due to a $1.7 million increase in direct costs of goods sold resulting from increased sales and a $1.1 million increase in inventory provisions. During the nine months ended September 30, 2025, gross profit increased by $6.6 million, or 5.8%, as compared to the same period in 2024, due to increased sales. Gross profit margin for the nine months ended September 30, 2025 decreased from 80.2% to 79.5%, as compared to the same period in 2024, primarily due to lower margin sales to stocking distributors and increases in inventory provisions, partially offset by a shift in product mix.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $7.2 million, or 6.5%, for the nine months ended September 30, 2025 as compared to the same period in 2024. Sales and marketing expenses decreased due to a $7.6 million reduction in direct to consumer advertising costs and a $6.0 million decrease in payroll and related costs primarily from optimizing the size and structure of our direct employee sales force, partially offset by a $2.7 million increase for surgeon training and clinical-related expenses, a $1.7 million increase in commissions, and a $1.4 million increase in surgical instrument expense from higher volume of surgical instruments.

Research and Development Expenses. R&D expenses increased by $0.4 million, or 2.3%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase in R&D expenses was primarily due to a $0.9 million increase in payroll and related costs resulting from increased headcount of R&D personnel, partially offset by a $0.5 million decrease in compensation expense related to the milestone obligation for our acquisition of MIOS Marketing, LLC d/b/a RedPoint Medical3D ("RPM-3D") that was incurred in the nine months ended September 30, 2024, but not in the nine months ended September 30, 2025.

General and Administrative Expenses. General and administrative expenses increased by $6.1 million, or 14.5%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase in general and administrative expenses was due to a $4.9 million increase in payroll and related costs, including stock compensation expense, and a $3.6 million increase in legal fees primarily driven by ongoing litigation matters, partially offset by a $1.9 million decrease in the provision for allowance for credit losses as compared to the second quarter of 2024 that included a $2.1 million write-off of receivables due from a customer that filed bankruptcy in the second quarter of 2024 and a decrease of $1.3 million in compensation expense related to the milestone obligation for our acquisition of RPM-3D that was incurred in the nine months ended September 30, 2024 but not in the nine months ended September 30, 2025.

Interest Income. Interest income decreased $1.7 million, or 43.4%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period.

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

As of September 30, 2025, we had cash and cash equivalents of $7.7 million and marketable securities of $49.7 million available for sale, an accumulated deficit of $239.6 million and $54.0 million of principal outstanding under our term loan and revolving loan agreements. We believe that our existing cash and cash equivalents, marketable securities, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the date of issuance of these condensed financial statements. We may be required or decide to raise additional debt or equity financing to support further growth of our operations.

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
•
the ability of customers to pay us for our products, including stocking distributors which generally have longer payment terms than hospital and ambulatory surgery center customers;
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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(7,944)	$(32,960)
Investing activities	3,585	31,954
Financing activities	695	134
Net increase (decrease) in cash and cash equivalents	$(3,664)	$(872)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $7.9 million, consisting primarily of a net loss of $49.6 million, adjusted for non-cash charges of $37.1 million and a decrease in net operating assets. The non-cash charges consist primarily of $26.3 million in share-based compensation expense, $7.8 million in depreciation and amortization, $1.7 million in non-cash lease expense, and $0.5 million in provision for allowance for credit losses. The decrease in net operating assets was primarily due to a $7.4 million decrease in accounts receivable from collection on higher sales in the fourth quarter of 2024 and a $5.6 million increase in accounts payable due to timing of payments, partially offset by a $2.4 million decrease in operating lease liabilities, a $3.2 million decrease in accrued liabilities, and a $2.2 million increase in inventory. The decrease in accrued liabilities was primarily from a decrease in accrued commissions from lower sales in the third quarter of 2025 compared to the fourth quarter of 2024, partially offset by increased accrued compensation from timing of payroll and a non-recurring restructuring charge that includes severance and other post-employment benefits.

Net cash used in operating activities for the nine months ended September 30, 2024 was $33.0 million, consisting primarily of a net loss of $55.2 million, adjusted for non-cash charges of $30.6 million and an increase in net operating assets. The non-cash charges consist primarily of $22.0 million in share-based compensation expense, $6.2 million in depreciation and amortization expense, and $2.4 million in provision for allowance for credit losses, primarily due to a significant customer that filed for bankruptcy. The increase in net operating assets was primarily due to a $14.4 million increase in inventories to meet demand for new products and a $12.8 million decrease in accrued liabilities due to timing of payments, and a $0.3 million increase in other non-current assets, partially offset by a $11.5 million decrease in accounts receivable from higher sales in the fourth quarter of 2023, a $6.8 million increase in accounts payable due to timing of payments, and a $0.8 million decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.6 million for the nine months ended September 30, 2025, consisting primarily of $49.6 million in sales and maturities of available-for-sale marketable securities, partially offset by $34.9 million in purchases of available-for-sale marketable securities and $11.1 million in purchases of property and equipment. The net cash generated from marketable securities sales and maturities and purchases of $14.7 million were primarily used to fund our current operations. The purchases in property and equipment included $9.4 million in capitalized surgical instruments for the reusable instrument trays related to our new products, and $1.6 million primarily for equipment, software, and leasehold improvements, to support the growth of our business.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2025, consisting primarily of $1.6 million in proceeds from insurance premium financing and $0.5 million in proceeds from stock option exercises, partially offset by $0.8 million of shares repurchased for tax withholding on vested RSUs and $0.5 million in payments on insurance premium financing.

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2024, consisting primarily of $0.4 million in proceeds from stock option exercises, partially offset by $0.2 million of shares repurchased for tax withholding on vested RSUs.

Royalty Agreements

We recognized royalty expense of $1.6 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, the aggregate royalty rate was 3.1% and 3.2%, respectively. We recognized royalty expense of $4.7 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the aggregate royalty rate was 3.1% and 3.3%, respectively. Each of the royalty agreements with our surgeon consultants prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon consultants is affiliated.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which include taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026 and have subleased this space for the remainder of our lease term. The remaining lease obligations are $20.8 million under these leases as of September 30, 2025.

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

Goodwill

Our annual impairment testing date was July 1, 2025. We determined after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of goodwill was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test. As of September 30, 2025 and December 31, 2024, goodwill was $12.8 million.

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates" in our Annual Report. There were no material changes to these accounting policies during the nine months ended September 30, 2025.

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

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-WWB-PDB) against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between May 8, 2023 and May 7, 2024 alleging that we and certain of our current executives violated the federal securities laws by making false or misleading statements and failing to disclose material adverse facts about our business, operations and prospects. Specifically, the complaint alleges that we failed to disclose the impact of competition on demand for and utilization of our products and the need to accelerate our plans to offer a new osteotomy product and that our positive statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. On July 1, 2025, the court appointed the lead plaintiff and lead counsel. The plaintiffs filed an amended complaint on July 31, 2025, and we filed a motion to dismiss on September 5, 2025. The action is in the preliminary stage. We dispute the allegations in the complaint and intend to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot reasonably estimate the potential impact, if any, on our business or financial statements at this time. We are insured for Directors and Officers liability for amounts in excess of the retention and up to the policy limits.

On October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey and seeks injunctive relief and damages. On January 24, 2025, Stryker filed a motion to dismiss the unfair competition claims which the Court granted on October 2, 2025 without prejudice. The Company filed a first amended complaint on October 24, 2025.

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

On August 29, 2025, Paragon 28, Inc. and Disior Oy filed a lawsuit against us and RPM-3D alleging RPM-3D improperly acquired, used, and disclosed confidential and trade secret technology from Disior's software to develop software acquired by us. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. The deadline for us to move, answer or otherwise respond to the Complaint is December 10, 2025.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under "Part I, Item 1A–Risk Factors" for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchases of stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	—	$—	—	—
August 1 to August 31, 2025(1)(2)	47,448	6.39	—	—
September 1 to September 30, 2025(1)(2)	16,234	6.71	—	—
Totals	63,682	$6.47	—	—
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

Treace Medical Concepts, Inc.

Date: November 6, 2025	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial Officer)