Form 10-K
period 2025-12-31
TREACE MEDICAL CONCEPTS, INC.
filed 2026-02-27
CIK 1630627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025, was approximately $265.9 million.

The number of shares of Registrant's common stock outstanding as of February 20, 2026 was 64,590,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2026 annual meeting of stockholders (the "2026 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

These forward-looking statements include, but are not limited to, statements about:

•
the expected use of our products by physicians, including our ability to expand the number of active surgeons and maintain or increase the use of our products by existing and new surgeon customers;
•
the expected growth of our business and our organization and expected improvements in profitability, cash usage and other financial results;
•
our ability to increase case volumes and market share and effectively respond to and mitigate the impact of challenges in the current market environment, including evolving surgeon and patient preferences for bunion surgery treatments, the extensive competition in our industry and new product introductions from other industry participants, including in both the Lapidus market and the minimally invasive osteotomy market, and shifts in the setting of care for elective bunion surgeries from hospitals to ambulatory surgery centers;
•
our ability to control and reduce expenses to help offset changes in revenue growth rates, product mix, and other events;
•
our plans and expected timeline related to our products, or developing, commercially releasing or acquiring new or improved products, to address additional indications or otherwise, and the timing and extent that customers adopt and continue to use our products, including our flagship Lapiplasty® system which has higher average selling prices than our new osteotomy and great toe fusion systems;
•
our ability to maintain sufficient balance sheet strength to continue executing on our strategic investments and growth initiatives for the foreseeable future;
•
expected seasonality;
•
the impact of softening consumer sentiment, higher insurance deductibles and costs, inflationary pressures, interest rate changes, business downturns, evolving or increased tariffs, changes in trade policy or global trade disruptions, protracted government shutdowns, and general economic conditions on the overall state of the economy, on patient behavior and demand for elective surgeries, on customers' and suppliers' operations, and on our business and results of operations;
•
our expectations regarding our ability to leverage investments in our commercial organization to support demand for our products;
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
•
our estimates of our expenses, ongoing losses, future revenue, and capital requirements, our ability to comply with covenants under our new 5-year credit facilities, and our need for, or ability to obtain, additional financing or refinancing of outstanding debt at or before maturity;
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
•
the impact on our operations, business, supply chain, patient demand for elective surgeries, case cancellations, and hospital and surgeon availability as a result of natural or other disasters, including hurricanes, floods, tornadoes and other climate-related events, power loss, strikes or other events beyond our control;
•
the anticipated pace of growth in the foot and ankle market;
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
•
our plans to expand clinical data supporting our products and conduct further clinical studies;
•
the outcome and expense of pending and threatened litigation, or legal proceedings, including a pending purported federal securities class action; and
•
the effect of any infectious disease outbreak and its impact or potential impact on our business or on the healthcare industry, particularly elective surgeries where our products are used.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors, many of which are beyond our control. As a result, any or all of our forward-looking statements in this Annual Report or in our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and in other written materials or oral statements made by senior management to analysts, investors, representatives of the media or others may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in this Annual Report under "Risk Factors" and elsewhere in this Annual Report and other filings we make with the Securities and Exchange Commission (the "SEC"). Readers and investors are urged to consider these factors carefully in evaluating the forward-looking statements.

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

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. Bunions are complex 3-dimensional deformities that originate from an unstable joint in the middle of the foot and affect approximately 67 million Americans, of which we estimate 1.1 million are annual surgical candidates. We have pioneered and patented the Lapiplasty® 3D Bunion Correction® System—a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion, and helping patients get back to their active lifestyles. To further support the needs of surgeons and bunion patients, we offer the Adductoplasty® Midfoot Correction System, designed for reproducible surgical correction of the midfoot, two systems for minimally invasive osteotomy procedures, namely the Nanoplasty® 3D Minimally Invasive Bunion Correction System and the Percuplasty™ Percutaneous 3D Bunion Correction® System, and the SpeedMTP® System for great toe fusions. We continue to expand our footprint in the marketplace by extending our SpeedPlate® Rapid Compression Implant platform to new applications, as well as providing surgeons with advanced digital solutions with our IntelliGuide® patient specific, pre-op planning and cut guide technology.

We market and sell our products in the United States primarily through a direct employee sales force that is supplemented by independent sales agencies focused on supporting adoption and utilization of our surgical bunion correction systems among the approximately 8,000 surgical podiatrists and 2,600 orthopaedic surgeons with foot and ankle specializations in the United States. To improve clinical outcomes, we devote significant resources to training and educating physicians on the safe and effective use of our systems. We also provide a direct-to-patient outreach program that educates patients on the benefits and risks of our Lapiplasty System and other products with a "Find a Doctor" tool on our website that allows potential patients to search for surgeons trained on our procedures and products in their local markets. We believe our surgeon and patient education programs and specialized teams supporting surgeons in the field combined with our products' differentiated clinical outcomes lead to an increase in utilization of our products per physician over time.

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

Overview of Bunions

Hallux Valgus (commonly known as a "bunion") is a painful, disfiguring deformity characterized by a deviated position of the great toe. Bunions are easily identified visually by the "bump" on the joint at the base of the great toe (the metatarsophalangeal ("MTP") joint). Bunions generally increase in prevalence and severity over time. Nearly 25% of adults between the ages of 18 and 65, and over 35% of people over the age of 65, have bunions. Approximately 4.5 million patients in the United States seek medical attention for bunions annually; of these patients, an estimated 1.1 million are deemed surgical candidates, which represents a total annual addressable market opportunity of more than $5 billion. Approximately 450,000 surgical bunion procedures are performed in the United States every year, representing a greater than $2.3 billion market opportunity. In addition, if the remaining 650,000 of the 1.1 million surgical candidates elected bunion surgery, this represents an incremental opportunity of $3.3 billion.

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

A common misconception is that a bunion is simply an overgrowth of bone that can be shaved off. Bunions are in reality complex 3D deformities caused by deviation and rotation of the metatarsal bone in three anatomic dimensions as shown below.

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

Limitations of Traditional Surgical Treatment Approaches

Historically, there have been two primary surgical approaches to bunion treatment, 2D Osteotomy, historically used by surgeons in approximately 75% of bunion surgeries, and Lapidus Fusion, historically used by surgeons in approximately 25% of bunion surgeries. These traditional surgical treatment approaches are characterized by a 6% to 35% patient dissatisfaction rate for 2D Osteotomy surgery and a 7% to 13% dissatisfaction rate for Lapidus Fusion following surgery. Certain published long-term clinical studies have demonstrated highly variable recurrence rates ranging from 3.6% to 78% following 2D Osteotomy surgery and 38% following Lapidus Fusion surgery. While not all patients with recurrence require a secondary surgical procedure, this high variability for potential recurrence relative to other common surgical procedures is a contributor to patient dissatisfaction.

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

While bunions have traditionally been viewed as a 2D deformity, recent scientific literature has indicated that 87% of bunions have a 3D, rotational component in addition to the horizontal and vertical misalignments of the metatarsal bone. Failure to correct this third "rotational" dimension of the bunion deformity has been reported to result in a 10 to 12 times increase in the chance of bunion recurrence as compared to 3D surgeries. We believe surgeons have become increasingly aware of the need for 3D bunion correction based on the frequency of lectures and medical journal publications on this topic in recent years.

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

The Lapiplasty System includes both procedural instrumentation and single-use, sterile-packed implant kits. Our procedural instrumentation includes innovative surgical tools designed to enable surgeons to correct all three dimensions of the bunion deformity and the root cause of bunions with accuracy and consistency. Our single-use, sterile-packed implant kits feature low-profile titanium fixation designed to stabilize the TMT joint and to allow early weight-bearing in a walking boot during the critical healing period.

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

* encompasses locking plate and screw construct

Since its introduction in 2015, we have been dedicated to improving the Lapiplasty Procedure on a continuous basis with advancements designed to make it faster and more efficient to perform and to enable it to be performed through smaller incisions as shown in the image below:

In 2026, we plan to commercialize our next-generation Lapiplasty platform, known as Lapiplasty Lightning™, which combines next-generation three-plane correction instrumentation with new implant designs based on our innovative SpeedPlate dynamic fixation with our FastPitch® locking screws. The Lapiplasty Lightning system is designed to reduce surgical steps for a faster procedure and to support even greater accuracy and control of the 3D correction.

Our Minimally Invasive Products for all Four Bunion Classes

Since our founding, we have been dedicated to improving surgical outcomes for bunion patients. In 2018, our Surgeon Advisory Board published a peer-reviewed paper describing four classes of bunion deformities: (1) mild to moderate bunions, which are estimated to account for approximately 70% of bunion surgeries, (2) moderate to severe bunions, which are estimated to account for approximately 30% of bunion surgeries, (3) bunions with a midfoot deformity, which may occur in up to 30% of bunion patients, and (4) bunions with an arthritic MTP joint, which may occur in approximately 20% of bunion patients. In late 2024, we introduced three new specialized, minimally-invasive instrumented surgical procedures and products to address surgeon and patient needs in each of these four bunion classes. These new procedures were all fully commercialized and available beginning in the third quarter of 2025. These products and procedures are consistent with our core philosophy of anatomic three-plane bunion correction to support positive patient outcomes and offer user-friendly instrumentation to make these complex procedures controlled and reproducible for the surgeon.

Our Minimally Invasive Distal Osteotomy Systems

Our two new metatarsal osteotomy systems are the Nanoplasty 3D Minimally Invasive Bunion Correction System and the Percuplasty Percutaneous 3D Bunion Correction System. The metatarsal osteotomy procedure is currently estimated to represent approximately 70% of the 450,000 bunion surgeries performed annually in the U.S.

Our Nanoplasty 3D Minimally Invasive Bunion Correction System is designed to deliver a reproducible 3D correction of the bunion deformity through a cosmetically appealing, hidden 1.5 cm incision on the side of the foot. For fixation, the Nanoplasty System utilizes a titanium intramedullary implant with locking screws to provide stability during healing. The Nanoplasty procedure is performed using the familiar powered saw to make the osteotomy cut, rather than a burr. We believe the instrumented Nanoplasty System appeals to surgeons seeking to engage in the growing patient demand for minimally invasive osteotomy bunion surgery without the complexity and steep learning curves of current minimally invasive osteotomy systems on the market.

The Percuplasty Percutaneous 3D Bunion Correction System is also designed to provide an instrumented, reproducible approach to 3D correction of the bunion deformity through cosmetically appealing, percutaneous incisions. We expect the Percuplasty System to expand surgeon and patient access to the recovery and cosmetic benefits of percutaneous bunion surgery using our sophisticated instrumentation, which is designed to precisely dial-in the correction in all three planes and guide the application of fast, low-profile fixation through "poke-hole" incisions. To support the Percuplasty System, we offer the Percuplasty MIS Power System, which is a console and handpiece that powers the single-use cutting burrs used in the Percuplasty Procedure and can be used across other MIS procedures throughout the foot. In 2026, we plan to introduce Percuplasty SuperBite™ Screws, which are self-drilling beveled compression screws designed for other fusions of the foot.

Our Adductoplasty System

To address the class of bunion that present with a midfoot deformity, in 2021, we launched the Adductoplasty System, which brings together our implants and precision instrumentation in a comprehensive system designed for reproducible correction of metatarsus adductus deformities and osteoarthritis of the midfoot. Midfoot deformities tend to occur in up to 30% of bunion patients. The Adductoplasty System includes instruments that, together with our Lapiplasty fixation implants, may be used for fusion of the second and third TMT joints, which is often necessary in conjunction with bunion surgery. In third quarter of 2024, we began the full commercial release of the Mini-Adductoplasty™ Guides that allow surgeons to perform the Adductoplasty midfoot correction procedure through a 50% smaller incision, thus minimizing soft tissue dissection. The Mini-Adductoplasty Guides include a specialized incision guide and cut guide to enable the procedure to be performed through a 4cm incision.

Our SpeedMTP Rapid Compression Implant

To address the class of bunions that present with an arthritic MTP joint, in the fourth quarter of 2024, we introduced the SpeedMTP implant, a specialized implant for addressing bunions through MTP fusions. The SpeedMTP implant is an ultra-low profile dorsal MTP implant, combining our SpeedPlate and FastPitch technologies for fast insertion, robust strength, and dynamic compression. The ultra-low profile is designed to minimize soft tissue irritation and maximize patient comfort. In late 2025, we introduced the option to use the SureFire™ targeting guide to streamline placement of the implant to facilitate a fast, efficient MTP fusion.

SpeedPlate Implant Fixation Platform

In late 2023, we began the full commercial launch of the SpeedPlate Rapid Compression Implant System, which is an innovative fixation technology designed for rapid insertion while providing dynamic compression of the joint surfaces. Since it can be implanted through a small 2cm incision, the SpeedPlate technology not only offers broad applicability with our proprietary systems but may also be used for other common bone fusion procedures in the foot.

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

Another product expanding the SpeedPlate fixation platform is the SpeedAkin™ Anatomic Compression Implant, which offers surgeons a unique anatomic implant to deliver dynamic titanium compression to stabilize the Akin osteotomy during healing. In early 2026, we will begin the limited market release of the SpeedTMT™ Rapid Compression Implant, which combines our SpeedPlate and FastPitch technologies in a dorsal fixation option for TMT fusions.

SpeedAkin™
Q1 2025
SpeedMTP™
Q4 2024
SpeedPlate™ Quad
Q4 2023
SpeedPlate™ MicroQuad™
Q4 2024
SpeedTMT™
NEW
SpeedPlate™ 18x17
Q4 2023
SpeedPlate™ 23x20
Q3 2024

Patient Specific Instrumentation

In 2023, we acquired certain assets of MIOS Marketing, LLC d/b/a RedPoint Medical3D ("RPM-3D"). The technology acquired allows us to use patient CT scan data to which we apply software technologies to develop three-dimensional pre-operative plans for correcting a patient's deformity and produce a 3D-printed, patient-specific cut guide designed to deliver accurate surgical correction of deformities customized to the patient's unique foot anatomy. The IntelliGuide® patient specific instrumentation ("PSI") technology is available for both Lapiplasty and Adductoplasty Procedures. Every IntelliGuide PSI system includes patient-specific, 3D-printed cut guides, a 3D model of the patient’s mid-foot bones, and a pre-operative plan for a complete picture of the deformity and correction. This illustration shows the process that a surgeon uses with the IntelliGuide PSI system.

The IntelliGuide System is designed to streamline surgical procedures, reduce steps and instrumentation, and allow surgeons to have confidence and control, particularly with more challenging deformities and revision surgeries.

Below are the three steps for Lapiplasty and Adductoplasty Procedures using IntelliGuide cut guides.

Our Sterile Surgical Instruments

We also offer single use, sterile instruments designed to solve specific problems for surgeons, allowing our procedures to be performed more effectively and efficiently. We commercialized several new designs in 2025 and plan to bring more to market in 2026. Our line of sterile instruments includes:

•
FastGrafter® Autografter Harvesting System designed for quick and efficient harvest of autograft bone,
•
SpeedRelease® Guided Release Instrument designed for quick and controlled release of the sesamoidal suspensory ligament and other soft tissues,
•
TriTome® Triple-Edge Release Instrument designed to release between the metatarsal bases for the Adductoplasty procedure and other applications,
•
RazorTome® 7mm Precision Osteotome designed to release plantar soft tissue attachments following TMT bone cuts,
•
LapiTome® Hooked Bone Removal Osteotome designed for quick and complete removal of osteotomy bone slices,
•
GreatRelease™ Rapid MTP Release Instrument designed to rapidly provide a complete joint release for first MTP fusions,
•
CornerChisel™ Release Tool designed for TMT joint preparation by releasing the joint and soft tissue attachments in the Lapiplasty and Adductoplasty procedures and other applications,
•
NanoRasp™ MIS Bone Contouring Tool designed to provide controlled, reciprocating contouring of bone surfaces to facilitate preparation for implant placement and/or remove excess bony prominences across various joints,
•
FeatherRasp™ Rapid Bone Contouring Instrument designed to enable controlled contouring of bone surfaces to prepare for implant placement or remove osteophytes at any joint, and
•
Akinator™ Single-cut Akin Wedge Osteotomy tool designed to create an Akin wedge osteotomy in one precise cut.

Our Biologics and Wedges

Our products also include:

•
Treace Allograft Wedges which are pre-shaped grafts designed to facilitate the desired correction for specific procedures, and
•
CortiFuse™ Flowable Cortical Fibers, which are cortical microfiber strands that provide a homogenous, flowable, and moldable allograft that handles like a putty.

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

Additional Kits

Compression Screws

Transverse Screws

Snap-Off Screws

SpeedPlate®
Rapid Compression Implants

SpeedAkin™

SpeedMTP®

SpeedTMT™

SpeedPlate® Micro-Quad™

Nanoplasty®
3D MIS Bunion Correction

Intelligiude® PSI
Patient-Specific
3D Bunion Correction

Percuplasty™
Percutaneous
3D Bunion Correction

Sterile-Packed Instruments

SpeedRelease®

TriTome®

LapiTome®

RazorTome®

FastGrafter®

GreatRelease™

CornerChisel™

NanoRasp™

FeatherRasp™

Akinator™

TREACE
AKINATOR™ SAW BLADE

Biologics

Allograft Wedges

CortiFuse™

Key Clinical Advantages of the Lapiplasty System

We believe that the differentiated clinical advantages of the Lapiplasty Procedure support its continued clinical adoption and have helped establish the Lapiplasty Procedure as a standard of care for bunion surgery. We are committed to advancing the understanding of our bunion correction procedures and their benefits to patients, surgeons, facilities and payors through clinical studies and publications in peer-reviewed literature. The Lapiplasty procedure has been cited in 26 peer-reviewed journal publications as of December 2025.

Interim analyses from the ALIGN3D clinical study have been published in the Journal of Foot & Ankle Surgery and most recently presented at industry conferences, including at the AOFAS Annual Meeting in September 2025. The Journal of Foot & Ankle Surgery publication in January-February 2026 presented an interim analysis (139 patients with at least 48 month follow-up) demonstrating early return to weight bearing in a walking boot at an average of 7.7 days, return to work at an average 27.4 days, full unrestricted activity at an average of 4 months, significant improvement in radiographic measures of 3-dimensional bunion correction with 1 recurrence reported at 48 months (0.8% recurrence rate HVA >20o, n=108), and significant improvement in patient-reported pain reduction on the Visual Analog Scale (VAS) and quality of life measurements on the Manchester-Oxford Foot Questionnaire (MOxFQ) and Patient-Reported Outcomes Measurement Information Systems (PROMIS) scores.

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
•
slimmer foot (post 5-month follow up); and
•
low rate of recurrence (as demonstrated across three separate studies which measured recurrence rates at different time points after the Lapiplasty Procedure: 0.9% at 12 months, 0.9% at 17 months; and 0.8% at 48 months).

Clinical studies described in multiple peer-reviewed publications demonstrate the clinical benefits of the Lapiplasty System. These publications demonstrate that the Lapiplasty Procedure allows patients to quickly return to weight-bearing in a walking boot within 3 to 10 days. In addition, these publications demonstrated meaningfully low rates of recurrence (as described above). In addition, these studies indicate a low incidence rate of the bones not healing together (i.e., non-union rate) as well as a low rate of hardware removal. Finally, research also suggests that Lapiplasty may result in a significant decrease in post-operative bony and soft tissue width (i.e., a slimmer foot post 5-month follow up)—although not an indication for surgery, foot width reduction is often a desirable cosmetic and functional outcome and commonly associated with postoperative patient satisfaction.

Recent Interim Data from ALIGN3D Study

Our ALIGN3D prospective, multicenter study is evaluating bunion correction status after five years and includes patient reported outcomes, range of motion results and radiographic outcomes. The study enrolled 173 patients, aged 14 to 58 years, at 7 clinical sites in the United States with 13 participating surgeons. Final patient follow-up for the primary endpoint was completed in the first half of 2023. The table below states the recent interim results of our ALIGN3D clinical study presented at the AOFAS Annual Scientific Conference held in September 2025 demonstrating the following key outcomes, including an analysis of 146 of 173 patients with at least 48 months of follow up after the Lapiplasty Procedure:

Key outcomes	Lapiplasty Procedure
Recurrence rate	0.7%[1]
Reported time to start weight-bearing	average of 8.4 days (in a walking boot)
Symptomatic non-union rate[2]	1.4%
Hardware removal due to pain	7.5%
Patient-reported improvement in pain	81%[3]
Patient-reported improvement in walking/standing	90%[4]
Patient-reported improvement in social interaction	89%[4]

1. At patient's latest visit using HVA>20 degrees, the recurrence rate was 0.7% at 48 months (1 out of 143 patients) and 0% at 60 months (0 out of 84 patients). Using HVA >15 degrees, the recurrence rate was 7.7% at 48 months (11 out of 143 patients) and 4.8% at 60 months (4 out of 84 patients).

2. Non-union rate is a measure of the incidence of the bones not healing together.

3. Visual Analog Scale reported at 24 months post-procedure (n=156).

4. At 48 months post-procedure using the Manchester-Oxford Foot Questionnaire (MOxFQ) scoring system (n=148).

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

Recent Final Data from Mini3D Study

The Mini3D clinical study was a prospective, multicenter study evaluating outcomes of the Lapiplasty Procedure using Lapiplasty Mini-Incision System. The study enrolled 105 patients, aged 14 to 58 years, at 9 clinical sites in the United States with 9 participating surgeons. The Journal of Foot & Ankle Surgery publication in March presented an analysis (with 75 and 11 patients completing their 12- and 24- month follow-up visits, respectively) demonstrating median (min, max) length of the primary dorsal incision of 3.5 cm (3.0, 4.0), early return to protected weight bearing at an average of 7.9 days, significant improvement in radiographic measures of 3-dimensional bunion correction at 12 month (0.0% recurrence rate HVA >20o and 5.5% recurrence rate HVA >15o), and significant improvement in patient-reported pain reduction on the Visual Analog Scale (VAS) and quality of life measurements on the Manchester-Oxford Foot Questionnaire (MOxFQ) and Patient-Reported Outcomes Measurement Information Systems (PROMIS) scores maintained through 12 and 24 months.

Commercial Strategy

We are investing in and executing a three-pronged strategy that focuses on rapid product innovations, a bunion-focused direct sales channel, and surgeon education programs.

We currently market and sell our products through a combination of a direct employee sales force, independent sales agencies and stocking distributors in the United States. As of December 31, 2025, we had a field sales fleet of 297 team members including employee sales representatives, district development representatives, market development managers, national accounts and sales management, and an estimate of the individuals from independent sales agencies and stocking distributors focused on marketing and selling our products. In 2025, employee sales representatives generated approximately 80% of total revenue.

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

Our practice is to require surgeons to complete a simulated surgical training program before performing the Lapiplasty, Adductoplasty, and Nanoplasty Procedures. To facilitate this training, we have developed a robust curriculum including clinical and procedural details as well as hands-on surgical workshops designed to simulate a live surgical procedure. Additionally, we host ongoing peer-to-peer advanced educational training programs to continue to develop the expertise of our surgeon customers, which include monthly online "Mastery Webinar" series and hands-on workshops with experienced faculty surgeons that cover more advanced Lapiplasty techniques and training on our newly developed products and procedures. In 2025, we modified our surgeon training curriculum to address management of all four classes of bunions in a comprehensive educational event that we have branded Bunion Masters™. At these events, attending surgeons who aspire to become experts in bunion surgery engage with our expert faculty and learn proper use of our suite of 3D product solutions from Lapiplasty to Adductoplasty, Nanoplasty, Percuplasty, SpeedMTP and more. Our surgeon training programs are complemented by market development managers who assist with surgeon training and live surgery support with new surgeon users. We believe that our surgeon education programs are effective, and they are intended to result in surgeon users improving their skill and familiarity with our procedures and improved clinical outcomes for their patients.

Surgeons generally can perform their first case after they have been trained and our products have been approved by the surgical facility. Obtaining facility approval may delay surgeon access to our products for 30 to 120 days or more depending on the nature of the facility (or integrated delivery network's) approval process.

We believe our offering is differentiated by supporting surgeons with knowledgeable direct sales employees and market development managers who are experts in our procedures. These employees receive in-depth training to develop a thorough understanding of bunions, patient selection, procedure planning and regulatory policies to meaningfully support continued clinical adoption and existing surgeon customers. Our direct sales employees and market development managers participate in continuous education programs that consist of in-person foundational training, procedure observation and sales skills development. These employees are a key resource for our surgeon customers, and their expertise enables them to provide meaningful clinical and technical support in the operating room and to develop strong relationships with surgeons. We believe that our approach to supporting surgeons leads to better clinical outcomes for patients.

Over the past five years, we have devoted significant resources to our direct-to-patient outreach program to educate patients on the clinical advantages of the Lapiplasty Procedure and generate brand awareness. As part of this program, on April 16, 2024, we announced the first-ever National Bunion Day in the United States, a broad-based awareness and information campaign to address misconceptions and stigma associated with bunions, celebrated the second National Bunion Day in 2025, and plan to support National Bunion Day in the future. We have worked to establish brand recognition for Lapiplasty as the leading procedure for improving bunion treatment outcomes in an industry that has traditionally not conducted significant direct-to-patient programs. We have built a sophisticated marketing infrastructure to deliver our message in a targeted manner utilizing digital and traditional marketing channels. These programs direct potential bunion surgical candidates to our educational website that further explains the Lapiplasty Procedure and its related benefits and risks. Our "Find a Doctor" tool allows them to search for trained Lapiplasty Procedure surgeons in their local markets. While we intend to continue our direct-to-patient education program, we plan to reduce spending on these programs in 2026.

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

Our initial product development and commercial efforts have been focused on the bunion market, and our Lapiplasty System specifically. We intend to continue iterating our core Lapiplasty System instrumentation and implants to improve surgical efficiency, enhance reproducibility of outcomes and speed up surgical recovery for patients. We expanded our footprint in the foot and ankle market in 2021 with the Adductoplasty Midfoot Correction System and in 2023 with SpeedPlate Rapid Compression Implants and Hammertoe PEEK Fixation System. In 2024, we focused on developing new technologies to address all four classes of bunions and introduced a number of new products, including (1) the Micro-Lapiplasty Minimally Invasive System, (2) Mini-Adductoplasty Guides, (3) the Nanoplasty 3D Minimally Invasive Bunion Correction System, (4) the Percuplasty Percutaneous 3D Bunion Correction System, (5) IntelliGuide patient specific cut guides for Lapiplasty and Adductoplasty procedures, and (6) SpeedPlate innovations, including the SpeedPlate Micro-Quad, SpeedAkin, and SpeedMTP implants. In 2025, we supported the full commercial release of these technologies, developed additional instrumentation for the Nanoplasty, Percuplasty, SpeedMTP and other products, and worked on additional new offerings, including the Lapiplasty Lightning Next Generation Instrumentation, the SpeedTMT Rapid Compression Implant, and Percuplasty SuperBite Screws. We are also continuing to pursue the development and potential commercialization, if cleared, of new products that we believe would leverage and expand our position in the market to treat other concomitant pathologies that occur in a high percentage of bunion surgeries. Surgeons performing cases using our procedures may use products provided by other companies to treat these concomitant conditions. We believe that providing these complementary products will allow us to capture a higher percentage of the overall product revenue from the surgical case while providing greater efficiency and synergies to the facility and operating room staff by reducing the number of vendors needed to support the case.

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
2.
the MTA3D™ clinical study designed to evaluate outcomes of the combined Adductoplasty and Lapiplasty Procedures for patients in need of metatarsus adductus and hallux valgus corrective surgery, which has completed enrollment with 66 patients; and
3.
the SPRINT™ study designed to evaluate outcomes following joint arthrodesis in the foot after using the SpeedPlate Rapid Compression Implants, which has completed enrollment with 91 patients.

Final data from our Mini3D™ clinical study, which enrolled 105 patients and was designed to evaluate outcomes of the Lapiplasty Procedure using Lapiplasty® Mini-Incision System, was published in the Journal of Foot and Ankle Surgery in March 2025. Each of the ALIGN3D, Mini3D and MTA3D clinical studies has a primary effectiveness endpoint that determines the maintenance of the bunion correction at 24 months after surgery. The primary effectiveness endpoint of the SPRINT study is to assess healing/union rates following joint fixation. More information about the outcome of the ALIGN3D clinical study and Mini3D clinical study is discussed above under the heading "Key Clinical Advantages of the Lapiplasty System." We also support investigator-initiated studies conducted by surgeons seeking to study specific clinical scenarios and endpoints.

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

The table below sets forth the established CPT codes that are commonly used for Lapidus-type, distal osteotomy, MTP arthrodesis, and midfoot fusion surgeries, including the Lapiplasty, Nanoplasty, Percuplasty, SpeedMTP and Adductoplasty Procedures, as well as for Akin osteotomy and hammertoe correction.

Established CPT Codes
CPT 28297	Correction, hallux valgus with bunionectomy, with sesamoidectomy, when performed; with first metatarsal and medial cuneiform joint arthrodesis, any method
CPT 28306	Osteotomy, with or without lengthening, shortening or angular correction, metatarsal; first metatarsal
CPT 28310	Osteotomy, shortening, angular or rotational correction; proximal phalanx, first toe (separate procedure)
CPT 28730	Arthrodesis, midtarsal or tarsometatarsal, multiple or transverse
CPT 28740	Arthrodesis, midtarsal or tarsometatarsal, single joint
CPT 28735	Arthrodesis, midtarsal or tarsometatarsal, multiple or transverse; with osteotomy (e.g., flatfoot correction)
CPT 28750	Arthrodesis, great toe; metatarsophalangeal joint
CPT 28285	Correction, hammertoe (e.g., interphalangeal fusion, partial or total phalangectomy)
CPT 20900	Bone graft, any donor area; minor or small (e.g., dowel or button)

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

As of December 31, 2025, our patent portfolio included 95 granted U.S. patents, one exclusively licensed U.S. patent, and 39 granted foreign patents. Eighty-seven of the registered U.S. patents are utility patents. The granted patents cover core Lapiplasty and Adductoplasty-related hardware and surgical techniques as well as other associated innovations, including the main surgical techniques used by the Lapiplasty Procedure as well as associated tools, techniques and/or implants used during the procedure. We have pending patent applications covering our Nanoplasty and Percuplasty related hardware and surgical techniques. Our foreign patents are granted in Australia, Canada, Europe and Japan. Our granted patents expire in 2035 or later.

As of December 31, 2025, we had 189 pending patent applications globally, including 84 in the United States. Outside of the United States we have patent applications pending in Australia, Canada, Europe (before the European Patent Office) and Japan as well as through the Patent Cooperation Treaty ("PCT").

The licensed U.S. patent refers to our exclusive license to a U.S. patent owned by a third party that expires in 2034. Our patents are intended to exclude competitors from practicing the innovations of our currently marketed product offering and to protect potential future commercialization opportunities and to strategically block potential workarounds by competitors.

We own U.S. trademark registrations for several of our most important marks, including "Treace Medical Concepts®," the "Treace Medical Concepts®" logo, "Lapiplasty®," "Adductoplasty®," "3D Bunion Correction®," "IntelliGuide®," "Nanoplasty®," "SpeedMTP®," "SpeedPlate®," and "The Leader in Hallux Valgus Surgery®." We also have pending U.S. trademark registrations on other valuable marks, including "A Step Ahead™," "Akinator™," "BunionMasters™," "Mini-Adductoplasty™," "Percuplasty™," and "SpeedTMT™."

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We have initiated lawsuits in the past, are currently a plaintiff in two patent infringement lawsuits, and may bring lawsuits in the future to enforce patents issued or licensed to us, enforce our rights in trademarks and copyright, to protect our trade secrets or know-how, to defend against claims of infringement of the intellectual property rights of others, or to determine the scope and validity of the proprietary rights of others. Litigation is costly and diverts our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer's competition in the market.

We are also subject to lawsuits by third parties seeking to enforce their intellectual property rights. If this litigation or future litigation results in adverse determinations, we could be subject to significant liabilities to third parties, could be required to seek licenses from third parties and could be prevented from manufacturing, selling or using our product or techniques, any of which could severely harm our business.

Our knowledge and experience, creative product development, sales and marketing staff and trade secret information, with respect to manufacturing processes, materials and product design, are as important as our patents in maintaining our proprietary product lines. As a condition of employment, we require all employees and key contractors to execute an agreement obligating them to maintain the confidentiality of our proprietary information and assign to us inventions and other intellectual property created during their employment. For more information, refer to Part I, Item 1A, "Risk Factors—Risks Related to Intellectual Property."

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

We have entered into royalty agreements with surgeon consultants providing royalties based on each individual's level of contribution. Royalty agreements: (1) confirm the irrevocable transfer to us of all pertinent intellectual property rights; (2) set the applicable royalty rate; (3) set the period of time during which royalties are payable; (4) are for a term of either three or ten years, renewable by the parties, and may be terminated by either party on 90 days' notice for convenience (provided that if terminated by the Company for convenience the obligation to pay royalties is not affected); and (5) prohibit the payment of royalties on products sold to entities and/or individuals with whom the surgeon advisor or any other surgeon advisor entitled to royalties is affiliated. Each of the royalty agreements may be subsequently amended to add the license of additional intellectual property covering new products, and as a result, multiple royalty rates and duration of royalty payments may be included in one royalty agreement.

For more information about royalty payments, please see Note 8, "Commitments and Contingencies," of the Notes to Financial Statements.

Manufacturing and Supply

We currently leverage third-party manufacturing relationships to ensure low-cost production while maintaining a capital efficient business model. We generally have multiple sources of supply for critical components of our systems. Our supply agreements do not have "take or pay" commitments or financial penalties that apply if we do not meet minimum purchase obligations. Likewise, except for one supplier, our suppliers have no obligation to sell to us or to manufacture for us any given quantity of our products or components for our products. In most cases, we have redundant manufacturing capabilities for each of our products. We also assemble a portion of our sterile kits at our corporate headquarters. To date, we have not experienced any significant difficulty obtaining our products or components for our products necessary to meet demand, and we have only experienced limited instances where our suppliers had difficulty supplying products by the requested delivery date. We believe manufacturing capacity is sufficient to meet market demand for our products for the foreseeable future.

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

Our competition includes medical device manufacturers in the orthopaedic foot and ankle market. Stryker Corporation is currently the leader in the orthopaedic foot and ankle market and has significant market share. Additional companies operating in the orthopaedic foot and ankle market with products specifically focused on bunion surgery include the following large companies: Arthrex, Inc., Paragon 28, Inc., its parent company Zimmer Biomet Holdings, Inc., DePuy Synthes Products, Inc., a Johnson & Johnson subsidiary, and its subsidiary CrossRoads Extremity Systems, Enovis Corporation, CONMED Corporation, Medartis Holdings AG and its subsidiary Nextremity Solutions, Inc.; Medline Industries, Inc., Henry Schein, Inc., and the following smaller companies: RELJA Innovations LLC, Extremity Medical, LLC, Forma Medical, Inc., Fusion Orthopedics, LLC, Sky Surgical, LLC, Vilex LLC, MedCAD F&A, LLC, Ossio Inc., and Voom Medical. While foot and ankle product sales represent a relatively small percentage of our larger competitors' overall sales, many recognize the growth opportunities in this market and have been active in product additions through both internal development efforts and acquisitions.

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

Finally, we may compete with medical device manufacturers outside the United States if and when we pursue plans to market our products internationally. Among other competitive advantages, such companies have more established sales and marketing programs and networks, established relationships with health care professionals and greater name recognition in such markets.

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

While many Class I and certain Class II devices are exempt from the 510(k) premarket notification requirement, manufacturers of certain Class I and Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device, also referred to as 510(k) clearance. These devices may also be exempt from Good Manufacturing Practices, which are requirements under the FDA Quality System Regulation. If a Class I or Class II device is subject to premarket notification requirements and there is no existing device previously approved by the FDA that is substantially equivalent to the device, a de novo request must be submitted and approved before the device can be marketed. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting, or some implantable devices are placed in Class III. If substantial equivalence to a legally marketed device cannot be demonstrated via a Class III 510(k), a Class III device must receive PMA approval in order to be legally marketed. Our currently manufactured products are Class I exempt devices and Class II devices subject to 510(k) clearance.

510(k) Clearance Marketing Pathway

Certain of our current products are subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is "substantially equivalent" to a legally marketed predicate device, i.e., a device that was legally marketed before May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA's 510(k) clearance process usually takes from three to twelve months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2026, the standard user fee for a 510(k) premarket notification application is $26,067.

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

PMA Approval Pathway

Class III devices generally require PMA approval before they can be marketed, which is more complex, costly and time consuming than the 510(k) premarket notification process. A PMA must be supported by extensive technical, preclinical, clinical, and manufacturing data to demonstrate the device’s safety and effectiveness. FDA review can take several years, may involve requests for additional information, advisory panel input, and inspections, and does not guarantee approval. None of our products are marketed pursuant to a PMA.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA's investigational device exemption ("IDE") regulations which include specific labeling, monitoring, and recordkeeping requirements. If the device is determined to present a "significant risk" to human health, the manufacturer may not begin a clinical trial until it submits an IDE application to the FDA and obtains approval of the IDE from the FDA. The IDE must be supported by appropriate safety and testing protocol data, and the study must be approved by, and conducted under the oversight of, an Institutional Review Board ("IRB"), for each clinical site. If the device presents a non-significant risk to patients, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. A clinical trial may be suspended by FDA, the sponsor, or an IRB at any time for various reasons. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA or may be equivocal or otherwise be insufficient to obtain approval of a device. We are not currently undertaking any FDA IDE trials, as all of our existing products are FDA-cleared through the 510(k) pathway. It is possible, however, that future device development may require IDE clinical trial for approval.

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
•
civil or criminal prosecution.

Government and Private Payor Coverage and Reimbursement Dynamics

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

We expect additional state and federal health care reform measures to be adopted in the future, some of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our products or additional pricing pressure. The change in the federal administration in 2025 has resulted and may continue to result in changes to or new legislation, regulations, policies, agency guidance, or executive orders that are difficult to predict, and such changes could have a material adverse impact on our business.

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

Employees and Human Capital Resources

We believe in the value of having a team where employees with a range of experiences and strengths can thrive and achieve their highest potential. We believe this serves as an enabler for obtaining the best ideas, innovating, and creating great outcomes for our customers and their patients. To drive strong business results, we must have the right people in the right roles with great leadership, culture, training and rewards, all aligned with our values and business strategies.

To achieve these goals, we are committed to developing great talent at all levels of the organization: by growing talent internally, hiring great external talent, and fostering bench strength and succession plans throughout the organization. We have a number of initiatives in place to attract, develop and retain great talent in an engaging and rewarding culture. Some of the highlights of our approach are as follows:

Talent Acquisition

As of December 31, 2025, we had approximately 450 full-time employees. As we recruit, we are innovatively expanding external talent pools, and we actively seek talent of varied backgrounds and strive to provide a work environment where the best ideas are welcomed from anywhere.

Talent Management and Development

On an annual basis, our leadership team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders. As a result of these efforts and our commitment to providing growth opportunities for our talent, 13% of our employees were promoted or took new positions during 2025. We experienced a low undesired turnover of less than 7%, despite the market's strong competition for talent. As part of our talent management process, employees participate in annual performance management to provide self-assessments and create plans to support their career objectives. We provide training and other development opportunities to help employees meet their objectives and have launched and expanded several programs that are developing technical skills, leadership skills, and helping our teams and leaders leverage the strengths of their people. In 2025, we continued our highly successful Treace Leadership Development Program, our strengths-based personal and team development programs, and our sales training programs.

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

Culture

We are committed to delivering an inclusive culture that fosters creativity and innovation, which allows employees to be their best at work. We offer a collegial, collaborative culture supported by competitive, performance-based compensation and benefits, equity awards, career development opportunities, and access to continual growth through live and remote training. We conducted our biennial employee engagement survey in 2024 that showed that 79% of our employees are engaged, which compares favorably with average engagement of 73% of the medical device and biotechnology companies in the benchmark compiled by the independent third-party consulting firm that conducted the engagement survey. We have used these survey results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture. As part of our work to foster our outstanding culture, the Treace Culture Team of employees from various functions around the business, have continued to promote engagement through peer-to-peer recognition programs and by partnering with Company leaders to develop, implement, and administer our ongoing quarterly Treace Awards to recognize outstanding employee contributions. We also participate in a number of team and community-building initiatives, including where functional teams volunteer with local nonprofits and company-wide charitable activities, such as food and toy drives, a partnership with the Heart Walk, and staffing local charity events.

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

Facilities

As of December 31, 2025, we leased approximately 125,000 square feet for our corporate headquarters located in Ponte Vedra, Florida under a lease agreement which terminates in July 2032. We believe that this facility is sufficient to meet our current and anticipated needs in the future and that additional space can be obtained on commercially reasonable terms as needed. We have entered into several subleases for our previous and current corporate headquarter locations for the remaining term of our leases.

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

Item 1A. Risk Factors

Our business involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including our audited financial statements and the related notes, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Special Note Regarding Forward-Looking Statements." The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, future prospects and stock price.

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. The summary below is qualified in its entirety by the more complete discussion of such risks and uncertainties that follows this summary.

•
We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.
•
If we are unable to successfully market and sell our existing and new products, we may be unable to maintain and grow our revenue or earnings as anticipated, which may have a material adverse effect on our results of operations.
•
We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected.
•
Our sales have been and may continue to be adversely affected due to larger competitors utilizing their established contracts and dominant market positions in unrelated service lines to induce customers to buy their bunion correction systems instead of our products through purchase commitments, rebate payments and/or volume-based pricing agreements.
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
•
Macroeconomic conditions, including inflation, interest rates, softening consumer sentiment, higher insurance costs, and tariff policies, may affect demand for elective procedures, reduce gross margins, increase inventory costs, and otherwise adversely affect our business, financial condition and results of operations.
•
Our business plan relies on certain assumptions about the market for our products; however, the size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate, and even if the addressable market is as large as we have estimated, we may not be able to capture additional market share.
•
We may be unable to successfully demonstrate to surgeons or key opinion leaders the merits of our products and technologies compared to those of our competitors or to address the evolving surgeons' and key opinion leaders' preference for minimally invasive osteotomies and MTP fusions, which may make it difficult to establish our products and technologies as a standard of care and continue achieving market acceptance.
•
Our competitors have and could continue to develop and commercialize products similar to ours even though we have patents and other intellectual property rights protecting our products, and if we are unable to enforce these rights successfully, we may be unable to gain significant market share and to operate our business profitably.
•
If hospitals, ambulatory surgery centers and other health care facilities do not approve or curtail the use of our products, our sales may not increase or may decline.
•
If we fail to continue to develop and retain an effective direct sales force and sales management team, it could negatively impact our revenues, and we may not generate sufficient revenue to achieve profitability.
•
We rely in part on independent sales agencies and stocking distributors to sell our products to customers, and if we are unable to maintain an effective network of independent sales agencies and stocking distributors, we may not achieve our anticipated revenue growth.

•
Discounted sales of products in advance to hospitals and ambulatory surgery centers and stocking distributors may delay reorders and decrease revenue in subsequent periods and have reduced and may continue to reduce our gross margins.
•
We are and may be involved in additional lawsuits or other proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful. If we were to lose intellectual property lawsuits or other proceedings, our intellectual property rights would be impaired and, if we were found to infringe, violate or misappropriate the intellectual property rights of others, a court could require us to pay significant damages and/or prevent us from selling our products.
•
If adequate levels of reimbursement from third-party payors for procedures using our products are not obtained or maintained, surgeons and patients may be reluctant to use our products, we may find it necessary to reduce the price for our products, and our business will suffer.
•
Our relationships with customers, physicians, other health care providers, and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, service providers, or vendors violate these laws, we could face substantial penalties.
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

We incurred net losses in each period since we commenced operations. For 2025 and 2024, we incurred net losses of ($59.0) million and ($55.7) million, respectively. As of December 31, 2025, we had an accumulated deficit of $249.0 million and $60.0 million of principal outstanding under our term and revolving loan agreements. We expect to continue to incur significant sales and marketing, medical education, product development, clinical and regulatory, and other expenses. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to maintain or increase our revenue to offset such expenses. Furthermore, as we focus on achieving profitability metrics, we have and may continue to constrain investments in marketing or sales initiatives and take other actions that slow the pace of revenue growth. Our revenue may also decline or our revenue growth may be constrained for a number of reasons, including reduced demand for our products and services, increased competition or if we cannot capitalize on growth opportunities. We will need to generate significant additional revenue to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or sustain profitability could negatively impact the value of our common stock.

If we are unable to successfully market and sell our existing and new products, we may be unable to maintain and grow our revenue or earnings as anticipated, which may have a material adverse effect on our results of operations.

While we have experienced significant revenue growth since our inception, our revenue growth has slowed in recent years, and our ability to achieve future revenue growth will depend upon, among other things, the effectiveness of our growth strategies and acceptance of our existing and new products, which may not be as successful as anticipated. We have experienced and may continue to experience difficulty maintaining our historical or prior rate of growth of revenues. Our future success and revenue growth will depend upon numerous factors, including the successful market adoption and distribution of our current and future products, the effectiveness of our surgeon and patient education initiatives, competitive conditions, our ability to attract and retain employees, results of clinical studies, and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations will be adversely affected.

The terms of our new loan agreements require us to meet certain operating and financial covenants, place restrictions on our operating and financial flexibility, and expose us to the risk of being declared in default and having the full loan balance accelerated.

Under the terms of our loan agreements discussed in more detail within Note 7, "Long Term Debt," of the Notes to Financial Statements, we are subject to certain affirmative and negative covenants, including (but not limited to), financial covenants related to minimum revenue and minimum liquidity and covenants limiting our ability to incur certain additional indebtedness, create certain liens, enter into a change of control transaction and make certain distributions and investments without our lenders' consent. Our lenders may also declare us in default for certain types of events such as non-payment of debts, inaccurate representations and warranties, failure to comply with terms of material indebtedness and material agreements, bankruptcy and insolvency, a change of control and/or a material adverse change. Upon such events, our lenders could declare an event of default, which would give them the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral under the loan agreements. For example, under our loan and security agreement (the "term loan") with SLR Investment Corp ("SLRIC") and the credit agreement (the "revolving loan") with Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL ("SLR ABL" and collectively with SLRIC, "SLR"), SLR would have the right to enforce liens and security interests in substantially all of our assets (including intellectual property) in the event of certain specified defaults under the loans with SLR. If the debt under any of our loan agreements is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt or may have to curtail our growth plans, which would harm our business and financial condition.

We have a limited operating history and face an evolving pace of growth. If we fail to scale our business effectively, our business could be materially and adversely affected.

We formed as a medical device consulting business in July 2013 and began focusing on the foot and ankle market in January 2014. Accordingly, we have a limited operating history, which makes it difficult to evaluate our future prospects. Our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to continue to fluctuate as we focus on introducing new products, optimizing our sales channel, increasing the demand for our products and continuing to develop clinical evidence to support the safety and efficacy of our systems. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations.

In addition, we have experienced both rapid and slowing growth over the past 8 years. For example, the number of our full-time employees increased from 32 as of December 31, 2017 to 516 as of December 31, 2023 to 449 as of December 31, 2025. The pace of this growth has challenged and is expected to continue to challenge how we manage our management, financial, operational, technological and other resources. In particular, slowing growth increases the challenges involved in a number of areas, including implementing changes to right-size expenses, recruiting and retaining sufficient skilled personnel, and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. To achieve our revenue and profitability goals, we must also successfully manage our supply of products from third party manufacturers to match variable customer demand. In addition, we are transforming our business from a Lapiplasty company to a comprehensive bunion solutions company with many more products to order, inspect, track and manage. In the future, we may experience difficulties with quality control, component supply and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue. If we do not effectively scale our expenses to match our revenue growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

We may need additional capital in the future to fund operations or to make opportunistic acquisitions, and such additional capital, if needed, may not be available on acceptable terms, if at all.

Based on our current business plan, we believe that existing cash, cash equivalents, marketable securities, and available debt borrowings under our new loan facilities will allow us to continue our planned operations for at least the next 12 months. If these sources of funding are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report, we may require additional capital to maintain and expand our operations. We plan to continue to invest our capital in expanding product offerings, our sales force, and continuing our surgeon education, research and development efforts, and direct to consumer education programs. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any additional debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

Risks Related to Our Business and Industry

We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition, and results of operations may be adversely affected.

Our existing products and procedures are, and any new products or procedures we develop and commercialize will be subject to intense competition. The industry in which we operate is competitive, subject to change and sensitive to the introduction of new products, procedures or other market activities of industry participants. Increasingly competitors are entering into the tri-planar bunion correction market with new instruments and implants to compete with the Lapiplasty System. Our ability to compete successfully will depend on our ability to continue to train surgeons on our Lapiplasty, Adductoplasty, Nanoplasty, and Percuplasty Procedures and gain their acceptance of these procedures, develop additional products and procedures to improve these procedures and expand our product offerings to reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors and provide products that are easier to use, safer, less invasive and more effective than the products and procedures of our competitors. In addition, our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to optimize and expand our sales team and marketing efforts. We have dedicated and plan to continue to dedicate significant resources to our sales force and surgeon and patient education programs. It will negatively affect our business, financial condition and results of operations if our sales and marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our products in a cost-effective manner is critical to achieving broad acceptance of our products and expanding domestically and internationally. Promotional activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the surgeon acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of our products.

Our competition includes medical device manufacturers in the orthopaedic foot and ankle market. Stryker Corporation is currently the leader in the orthopaedic foot and ankle market and has significant market share. Additional companies operating in the orthopaedic foot and ankle market with products specifically focused on bunion surgery include the following large companies: Arthrex, Inc., Paragon 28, Inc., its parent company Zimmer Biomet Holdings, Inc., DePuy Synthes Products, Inc., a Johnson & Johnson subsidiary, and its subsidiary CrossRoads Extremity Systems, Enovis Corporation, CONMED Corporation, Medartis Holdings AG and its subsidiary Nextremity Solutions, Inc.; Medline Industries, Inc., Henry Schein, Inc., and the following smaller companies: RELJA Innovations LLC, Extremity Medical, LLC, Forma Medical, Inc., Fusion Orthopedics, LLC, Sky Surgical, LLC, Vilex LLC, MedCAD F&A, LLC, Ossio Inc., and Voom Medical. While foot and ankle product sales represent a relatively small percentage of our larger competitors' overall sales, many recognize the growth opportunities in this market and have been active in product additions through both internal development efforts and acquisitions. We also face potential competition from many different sources, including academic institutions, governmental agencies and public and private research institutions.

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

Many of our current and potential competitors have substantially greater sales and financial resources than we do. The foot and ankle industry has consolidated significantly in the past few years, with many of our smaller competitors, including CrossRoads Extremity Systems, Paragon 28, Inc., In2Bones Global, Inc., Novastep Inc. and Nextremity Solutions, Inc. being acquired by significantly larger competitors. These larger competitors may have more established distribution networks, a broader offering of products, entrenched relationships with hospitals, surgeons and distributors, or greater experience in launching, marketing, distributing and selling products or treatment alternatives. Some competitors have established relationships with certain types of customers, such as integrated delivery networks ("IDNs"), which are groups of healthcare providers such as hospitals, ambulatory surgical centers, and other outpatient care facilities that collectively provide comprehensive and "integrated" customer care for virtually all types of procedures and healthcare needs, or group purchasing organizations ("GPOs"), which negotiate agreements that an IDN may adopt through its membership in the GPO. Some competitors bundle their bunion products with their broader product lines and offer rebates and discounts to customers based on purchases of the full bundle in exchange for a significant purchase commitment from the customer. This means that the customer is induced to buy the competitors' bunion products in order to meet the requirements to receive the rebate on the other product lines.

We also compete with our competitors to hire sales representatives and engage the services of independent sales agencies and stocking distributors. In addition, we compete with our competitors in acquiring technologies and technology licenses complementary to our products or procedures or advantageous to our business. If we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected, and we may not be able to grow at our expected rate, if at all.

Our sales have been and may continue to be adversely affected due to larger competitors utilizing their established contracts and dominant market positions in unrelated service lines to induce customers to buy their bunion correction systems instead of our products through purchase commitments, rebate payments and/or volume-based pricing agreements.

Certain of our competitors have a dominant market position in medical devices with broad product lines. For example, Stryker Corporation has a dominant market position in the service line for trauma products with IDNs. More than half of instrumented TMT bunion procedures nationwide are performed at an IDN-affiliated hospital or surgical center. Some competitors, including Stryker Corporation, bundle their surgical bunion products with their broader unrelated product lines and offer rebates and discounts to customers based on purchases of the full bundle in exchange for a significant purchase commitment from the customer. This means that the customer is induced to buy the competitors' bunion products in order to meet the requirements to receive the rebate or discount on the unrelated product lines. Due to the amount that customers spend on the competitor's broad product line, these rebates or volume-based discounts on a competitor's unrelated products may be greater than the total amount paid for our products. We have experienced and may continue to experience customers reducing or ceasing their purchases of our products to meet commitments or achieve rebate levels from larger competitors who have bundled their bunion products with unrelated product lines. If competitors' product bundling practices continue to induce customers to reduce or stop purchasing our products, our sales will decrease, and our financial results will be adversely affected.

Our revenue is primarily generated from sales of the Lapiplasty System, and we are, therefore, highly dependent on it and the market acceptance and growth of our other existing and new products for our success.

Sales of the Lapiplasty System accounted for the majority of our revenues in 2025 and prior years. The Lapiplasty System is experiencing lower sales primarily due to evolving surgeon preferences for minimally invasive osteotomy procedures for less severe bunions, competition, lower patient demand for elective bunion surgery due to macroeconomic conditions, and an increasing percentage of elective bunion surgeries being performed in ambulatory surgery centers. While we began the full commercial launch of our new Nanoplasty, Percuplasty and SpeedMTP systems in the second half of 2025 and began to see increases in surgical case volumes, these products sell at lower prices and are in the early stages of adoption. Accordingly, the Lapiplasty System is expected to continue to account for a significant percentage of our revenue for the next several years. Our ability to execute our growth strategy and become profitable will therefore depend upon the continuing use by surgeons, patients, payors, hospitals, and other healthcare facilities, among others, of the Lapiplasty System to correct bunions and the market acceptance and growth of our other existing and new products. The pace of use of the Lapiplasty System may continue to slow, and we may not be able to continue to penetrate the bunion surgery market for the reasons discussed in this "Risk Factors" section. We cannot ensure that the Lapiplasty System will continue to maintain, or that our other existing and new products will achieve, broad market acceptance among surgeons, patients, payors, hospitals and healthcare facilities. Since our business has a limited product line based primarily on the Lapiplasty System, any slowdown or setback in market adoption of the Lapiplasty System and our other existing and new products will negatively impact our business, financial condition and results of operations.

If we fail to continue to develop and retain an effective direct sales force and sales management teams, it could negatively impact our revenues, and we may not generate sufficient revenue to achieve profitability.

Our revenue and profitability are directly dependent upon the sales and marketing efforts of our sales representatives, sales management and sales contracting teams. To expand our business, we have built and are continuing to build and optimize a substantial direct employee sales force supported by sales management and national contracting teams. We have made and are continuing to make significant investments in recruiting and training sales representatives as we expand our business. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by surgeons. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us, including through our experienced sales representatives that provide assistance in the operating room. Beginning in 2024 and continuing in 2025, we have sought to add experienced foot and ankle sales representatives to our team and enhance accountability for achieving sales activity metrics. This has led to turnover and may have affected our revenue. We are also making changes in our sales commission and territory structures. While we believe that these changes will lead to a stronger sales team and performance in the future, we cannot guarantee that sales will increase or that the new sales personnel will continue with us, particularly after their initial commission guarantee periods end. Our future success depends largely on our ability to continue to hire, train, retain and motivate skilled members of our sales management and sales representative teams with significant technical knowledge in various areas and to provide them with a product portfolio generating surgeon interest and commission payments sufficient to meet the sales representatives' desired compensation levels. If we are unable to continue to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect, or at all, and our financial performance will suffer.

Furthermore, when we hire personnel from our competitors, we must wait until applicable non-competition and non-solicitation restrictions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, which means that we have salary and other costs for those personnel that are not offset by corresponding increases in revenue. We and our employees are currently, and may continue in the future to be, subject to allegations that these new hires have violated their non-solicitation or non-competition covenants, have been improperly solicited, or have divulged to us proprietary or other confidential information of their former employers. Defending against these allegations is time-consuming, expensive and diverts the attention of our personnel. Additionally, because the market for experienced sales personnel is competitive, our competitors have hired and may continue to try to hire our sales personnel away from us. As a result, we have dedicated and will continue to dedicate resources to recruiting, filling and training those vacant positions. Any of these risks may adversely affect our business.

We rely in part on independent sales agencies and stocking distributors to sell our products to customers, and if we are unable to maintain an effective network of independent sales agencies and stocking distributors, we may not achieve our anticipated revenue growth.

We utilize a hybrid sales organization with a mix of employee sales personnel, independent sales agencies and stocking distributors to sell our products and to assist us in promoting market acceptance of, and creating demand for, our products by surgeons, hospitals, clinics, medical practices, and other customers. As part of our strategy for 2025, we began utilizing a limited number of stocking distributors to provide access to their established customer base, to build loyalty to our products, and to expand into an additional sales channel. We recognize revenues from the sale to a stocking distributor, which are made at a discount and generally on longer payment terms than those offered to a hospital or surgery center customers.

We rely on sales agents in certain geographies, including those where it is not economical or sustainable to employ a sales representative given the density of surgeons and patients or the size of the territory. If we are unable to engage a sales agent or stocking distributor on reasonable terms, we may not be able to cover that territory at all or may not generate the expected level of sales and may need to spend more of our capital resources to hire sales personnel as employees. In addition, our sales agents and stocking distributors have in the past and may in the future give higher priority to the products of other medical device companies, including products directly competitive with our products (despite contractual prohibitions) or may be required by larger medical devices companies to stop offering our products. Also, when we sell through sales agents and stocking distributors, we have limited contact with the customers, meaning that revenues from that customer are at risk should the independent agent or stocking distributor decide to terminate their relationship with us. There can be no assurance that a sales agent or stocking distributor will devote the resources necessary to provide effective sales and promotional support to our products. In addition, when an independent sales agent or stocking distributor terminates its relationship with us and is retained by one of our competitors, notwithstanding the noncompetition covenants in their contract with us, in the past we have been and in the future may be unable to prevent them from helping competitors solicit business from our existing customers, which has and could continue to adversely affect, our sales. Similarly, representatives of our sales agents and stocking distributors become familiar with our surgical techniques, products and customers and may terminate their relationships with the agent or distributor and begin selling competitive products. Even though the agent or distributor is obligated to prevent their representatives from competing in this manner, agents have in the past failed to enforce these restrictions, and agents and distributors may fail to do so in the future.

Furthermore, on April 23, 2024, the Federal Trade Commission issued a final rule that could require the Company to rescind our non-competes, which would allow our employees and independent sales representatives to terminate their engagements and compete with us. Enforcement of this final rule has been enjoined by federal courts, but if this injunction is lifted and the final rule becomes effective, it could have a material adverse effect on the Company by allowing our former sales representatives to compete with us.

Discounted sales of products in advance to hospitals and ambulatory surgery centers and stocking distributors may delay reorders and decrease revenue in subsequent periods and have reduced and may continue to reduce our gross margins.

Generally, hospitals and ambulatory surgery centers purchase our products at the time the surgical case is performed. Customers also have the option to purchase our products in advance, generally in larger quantities. In some cases, we offer discounts for these purchases, resulting in lower average selling prices. In addition, in 2025, we initiated a program to sell our products to a limited number of stocking distributors to access their established customer base, build loyalty to our products, and expand into an additional sales channel. Sales to stocking distributors are offered at a discount, and since the stocking distributors purchased products to build their initial inventory in 2025, their purchases may not be replenished at the same pace in future periods. Our use of stocking distributors has and may continue to result in uncertain reorder cadence and revenue and cash flow volatility and pressure our gross margins. Customers that have purchased our products in advance may have lower demand in future quarters for our products if they use our products at a slower than expected rate or otherwise find that they have excess inventory. Our results of operations may be affected by lower gross margins from discounted prices for sales to stocking distributors, hospitals and ambulatory surgery centers, and our revenues in future periods may be reduced if these customers purchase fewer of our products.

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

Our revenue fluctuates on a seasonal basis, which affects the comparability of our results from quarter to quarter. In particular, we have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, recently accounting for approximately 30 to 35% of full year revenues. Our sales volumes in the fourth quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in the subsequent first calendar quarter tend to be lower as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures; however, in some years, the first quarter may benefit from additional sales volumes when high patient demand for surgeries in the fourth quarter cannot be fully accommodated and those surgical procedures are rolled over into the first quarter. In addition to the seasonality noted above, we have experienced and generally expect lower sales volumes in the second and third quarters than throughout the rest of the year as elective procedures generally decline during the spring and summer months. These seasonal variations are difficult to predict accurately, may vary amongst different markets and at times may be entirely unpredictable, which introduces additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales. In addition, our limited operating history and limited product line have, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns.

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

The trend toward health care cost containment through aggregating purchasing decisions and industry consolidation, along with the growth of managed care organizations, is placing increased emphasis on the delivery of more cost-effective medical therapies. For example:

•
There has been consolidation among health care facilities and purchasers of medical devices, particularly in the United States. One of the results of such consolidation is that GPOs, IDNs and large single accounts use their market power to consolidate purchasing decisions, which intensifies competition to provide products and services to health care providers and other industry participants, resulting in greater pricing pressures and the exclusion of certain suppliers from important market segments. GPOs and IDNs negotiate pricing for their member hospitals and require us to discount, hold our price firm for multiple years, or limit our ability to increase prices for certain of our products. In addition, GPO and IDN contracts may also require member hospitals to buy a significant percentage of their products from large, diversified medical device suppliers that offer significant discounts. This means that member hospitals may be obligated to use bunion and midfoot surgery systems from our larger competitors in order to meet the commitment to purchase a certain percentage of the GPO's or IDN's supplies from the larger competitor. In a similar development, the foot and ankle industry has become less fragmented and more consolidated in the past several years, as many smaller innovative foot and ankle companies have been acquired by larger orthopaedic companies. This has led to some GPOs, IDNs, large hospital networks and other customers modifying their purchasing practices to favor suppliers with multiple foot and ankle product offerings and broader, often unrelated, product lines.
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

Our estimates of the addressable market for our current products and future products are based on a number of internal and third-party estimates and assumptions, including the prevalence of bunion sufferers, the prevalence of mild, moderate and severe bunions and related pathologies, and the difficulty of persuading bunion sufferers to undergo bunion surgery, and specifically our Lapiplasty and other procedures. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and our estimates may not be correct. For example, we believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our products and that surgeons and their patients will determine that the Lapiplasty Procedure is appropriate for all severities of bunions, from mild to severe. While the Lapiplasty Procedure and other procedures have increased the percentage of bunions treated at the TMT joint, metatarsal osteotomies continue to be used in approximately 70% of bunion surgeries in the U.S. Over the past few years, more surgeons have been trying minimally invasive metatarsal osteotomy treatments for mild to moderate bunions. If surgeons continue to use and grow their use of minimally invasive metatarsal osteotomy treatments for mild to moderate bunions, the ratio of overall bunion treatments performed at the TMT joint may decline. To meet this demand for minimally invasive metatarsal osteotomy treatments for mild to moderate bunions, we have developed our Nanoplasty and Percuplasty Systems and began their full commercial release in the third quarter of 2025. While we believe our systems are best-in-class, the projected demand for our products could materially differ from actual demand, and our assumptions regarding these trends and acceptance of our products by the medical community may be incorrect or may not materialize, or non-surgical treatments or other surgical techniques may gain more widespread acceptance as a viable alternative to our procedures. In addition, even if the number of bunion sufferers who elect to undergo bunion surgery, and one of our procedures in particular, increases as we expect, technological or medical advances could provide alternatives to address bunion deformities and reduce demand for bunion surgery. As a result, our estimates of the addressable market for our current or future products and procedures may prove to be incorrect.

Further, our direct to patient education program may not be as successful at educating potential surgical candidates as we expect. Thus, even if the total addressable market for our current and future products and procedures is as large as we have estimated, we may not be able to penetrate the existing market to capture additional market share for the reasons discussed in this "Risk Factors" section. The actual number of bunion sufferers who would benefit from our products, the price at which we can sell future products or the addressable market for our products may be smaller than we estimate, or the total addressable market may be as large as we have estimated but we may be unable to capture additional market share; these developments could have a material adverse effect on our business, financial condition and results of operations.

Product liability lawsuits, warranty claims and quality system problems could harm our business.

The manufacture and sale of medical devices expose us to risk of product liability and warranty claims. While the Company offers a limited warranty and has experienced negligible returns of any products alleged to be defective, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us. We may be subject to product liability claims if our products cause, or merely appear to have caused, patient injury or death. Product liability claims may be brought against us by patients, healthcare providers or others coming into contact with our products. Regardless of merit or eventual outcome, product liability claims may result in costs of litigation; distraction of management’s attention; delays or inability to develop and commercialize new and improved products; decreased demand for our products; damage to our business reputation and customer relationships; product recalls or withdrawals from the market; withdrawal of clinical study participants; substantial monetary awards to claimants; loss of sales; and liabilities associated with adverse outcomes that exceed our insurance coverage.

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

Our employees and independent contractors, including independent sales representatives and other consultants, service providers and other vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and independent contractors, including independent sales agencies and other consultants, and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate federal, state or local laws and regulations, as well as the laws, regulations and rules of regulatory bodies such as the FDA; manufacturing standards; U.S. federal and state health care fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. health care programs, other sanctions, imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Risks Related to Administrative, Organizational and Commercial Operations and Growth

If hospitals, ambulatory surgery centers and other health care facilities do not approve or curtail the use of our products, our sales may not increase or may decline.

In order for surgeons to use our products at hospitals, ambulatory surgery centers and other health care facilities, we are often required to obtain approval from those hospitals, ambulatory surgery centers and health care facilities. Typically, hospitals, ambulatory surgery centers and health care facilities review the comparative effectiveness and cost of products used in the facility. The makeup and evaluation processes for health care facilities vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant health care facilities. Additionally, hospitals, ambulatory surgery centers, other health care facilities, IDNs and GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchase agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly and time-consuming effort. Some procurement processes may require price comparison with competitors' pricing. Because we sell products in sterile kits and use different pricing methods than some competitors, our prices may seem less competitive than they are, which could impact our ability to secure contracts. If we do not obtain access to hospitals, ambulatory surgery centers and other health care facilities in a timely manner, or at all, via their approvals or purchase contract processes, or otherwise, or if we are unable to obtain approvals or secure contracts in a timely manner, or at all, our operating costs will increase, our sales may decrease, and our operating results may be adversely affected. Furthermore, we may expend significant efforts on these costly and time-consuming processes but may not be able to obtain necessary approvals or secure a purchase contract from such hospitals, ambulatory surgery centers, health care facilities, GPOs or IDNs. When we do secure a purchase contract from a GPO or IDN, the hospitals, surgery centers, and other health care facilities participating in the GPO or IDN contract may still not purchase our products or require additional evaluation processes. Likewise, even if we successfully obtain product approval or enter into a purchase contract, in the future the customer may decide to revoke the product approval or not renew the purchase contract. If hospitals, ambulatory surgery centers and other health care facilities do not approve or curtail the use of our products, our revenues, other financial results and condition will be adversely affected.

We may be unable to successfully demonstrate to surgeons or key opinion leaders the merits of our products and technologies compared to those of our competitors or to address the evolving surgeons' and key opinion leaders' preference for minimally invasive osteotomies and MTP fusions, which may make it difficult to establish our products and technologies as a standard of care and continue achieving market acceptance.

Surgeons have historically played the primary role in determining the course of treatment and, ultimately, the type of products that will be used to treat a patient. As a result, our success depends, in large part, on our ability to effectively market and demonstrate to foot and ankle surgeons the merits of our products and methodologies compared to those of our competitors. Acceptance of our products and methodologies depends on educating surgeons as to the distinctive characteristics, clinical benefits, safety and cost-effectiveness of the Lapiplasty Procedure, including the Mini-Incision and Micro-Lapiplasty Systems, the SpeedPlate Rapid Compression Implants, the Adductoplasty Procedure, and the Nanoplasty and Percuplasty Procedures, and our other products and technologies as compared to those of our competitors, and on training surgeons in the proper use of our products. Similarly, surgeons determine whether to correct the bunion at the TMT or MTP joint or through a metatarsal osteotomy based on their own clinical judgment, thus potentially changing the ratio of bunion treatments performed through these procedures. While we now offer our systems for each of these procedure types, we may not be successful in convincing surgeons and key opinion leaders to begin using our new products. If we are not successful in convincing surgeons of the merits of our products and methodologies or educating them on the use of our products, they may not use our products or may not use them effectively, and we may be unable to increase our sales, sustain our growth, or achieve profitability.

Also, since the Lapiplasty Procedure, including the minimally invasive variations, and the Adductoplasty Procedure, are relatively new procedures and the Nanoplasty and Percuplasty Systems are very new procedures introduced in full market release only in the last six months, some surgeons may be reluctant to change their surgical treatment practices for the following reasons, among others:

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

We maintain contractual relationships with respected physicians and medical personnel in hospitals, private practice and universities who assist in clinical studies, product research and development and in the training of surgeons on the safe and effective use of our products (refer to "Business—Product Development and our Surgeon Advisory Board"). We continue to place emphasis on the validation of the benefits of the Lapiplasty Procedure, including the minimally invasive variations, and the Adductoplasty System, through clinical studies, the development of proprietary products and product improvements to develop our product lines as well as providing high quality training on those products. If we are unable to maintain these relationships, our ability to develop and market new and improved products and to engage surgeons to train on the use of those products could decrease, and future operating results could be unfavorably affected. At the same time, the medical device industry's relationship with physicians is under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General ("OIG"), the U.S. Department of Justice ("DOJ"), the state attorneys general and other foreign and domestic government agencies. Our failure to comply with requirements governing the industry's relationships with physicians or an investigation into our compliance by the OIG, the DOJ, state attorneys general and other government agencies, could negatively affect our business, financial condition, and results of operations. Refer to "Risk Factors—Risks Related to Regulatory Matters—Our relationships with customers, physicians, other health care providers, and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, service providers, or vendors violate these laws, we could face substantial penalties."

If adequate levels of reimbursement from third-party payors for procedures using our products are not obtained or maintained, surgeons and patients may be reluctant to use our products, we may find it necessary to reduce the price for our products, and our business will suffer.

In the United States, health care providers who purchase our products generally rely on third-party payors, principally private health insurance plans, federally funded Medicare, and state-funded Medicaid plans, to pay for all or a portion of the cost of bunion correction procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement for procedures using products of the type we offer. Our sales depend largely on private health insurers and governmental health care programs reimbursing patients' medical expenses. Surgeons, hospitals and other health care providers may not purchase our products if they do not receive appropriate reimbursement from third-party payors for procedures using our products. Payors continue to review their coverage policies for existing and new therapies and may deny or reduce coverage for treatments that include the use of our products.

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

An important part of our sales process includes our ability to screen for and identify podiatrists and orthopaedic surgeons who have the requisite training and experience to safely and appropriately use our products and to train a sufficient number of these surgeons and to provide them with adequate instruction in the use of our products. There is a training process involved for surgeons to become proficient in the safe and appropriate use of our products. This training process may take longer or be more expensive than expected and may therefore affect our ability to increase sales. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging, and we may not continue to be successful in these efforts. Evolving federal guidance regarding medical education programs under the federal Anti-Kickback Statute also could limit our ability to train podiatrists and orthopaedic surgeons, and such programs could be subject to challenge under the federal Anti-Kickback Statute. Refer to "Risk Factors—Risks Related to Regulatory Matters—Our relationships with customers, physicians, other health care providers, and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, service providers, or vendors violate these laws, we could face substantial penalties." Furthermore, if clinicians are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Accordingly, if surgeons fail to safely and appropriately use our products or if we are unable to train surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected sales, growth or profitability.

Our brand and reputation may be diminished due to real or perceived issues with our procedures or our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We have deployed a direct-to-patient outreach program, focused on educating patients on the clinical advantages of the Lapiplasty Procedure and generating brand awareness, to support market acceptance of the Lapiplasty Procedure, particularly since we are seeking to change the standard of care away from traditional bunion surgical techniques. We provide direct-to-patient education through social media as well as digital and traditional marketing channels. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. Our future success depends upon maintaining and increasing surgeon and patient demand for our products, resulting in part from patient requests for our Lapiplasty and other procedures, positive patient word-of-mouth, and patient feedback on social media that their experience with our Lapiplasty and other procedures met their expectations. Our procedures involve surgery, and as with any surgery, patients will have a recovery period and may experience complications, and individual outcomes will vary. Patients may be dissatisfied if their expectations about the surgery, recovery process and results, among other things, are not met. Dissatisfied patients may express negative opinions to the press or through social media. Any failure to meet patient expectations and any resulting negative publicity could harm our reputation and future sales. If we fail to successfully promote and maintain our brand, our Lapiplasty solution and other products, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our Lapiplasty solution and other products may not continue to be accepted by physicians or patients, which would adversely affect our business, results of operations and financial condition.

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

Our commercial, quality, and research and development programs and operations depend on our ability to attract and retain highly skilled team members. We may be unable to attract or retain qualified team members. All of our employees are at-will, which means that either we or the employee may terminate his or her employment at any time. The loss of key employees, failure of any key employee to perform, our inability to attract and retain skilled employees, as needed, or our inability to effectively plan for and implement a succession plan for key employees could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2025, our patent portfolio included 95 granted U.S. patents, one exclusively licensed U.S. patent, 84 pending U.S. patent applications, 39 granted foreign patents, 11 pending international PCT patent applications, and 94 pending foreign patent applications. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied and are pending will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

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

In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, most countries outside of the United States do not allow patents for methods of treating the human body. This may preclude us from obtaining method patents outside of the United States having similar scope to those we have obtained or may obtain in the future in the United States. This includes certain key method patents covering surgical techniques. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we are and may be subject to additional U.S. Patent and Trademark Office ("USPTO") inter partes review and post-grant review proceedings challenging our patent rights. In addition, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or patent offices in foreign jurisdictions, or we could become involved in opposition, derivation, or reexamination proceedings. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allowing third parties to commercialize our technology and compete directly with us, without payment to us.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products and techniques, or limit the duration of the patent protection of our technology.

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

We are and may be involved in additional lawsuits or other proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful. If we were to lose intellectual property lawsuits or other proceedings, our intellectual property rights would be impaired and, if we were found to impair the intellectual property rights of others, a court could require us to pay significant damages and/or prevent us from selling our products.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. In addition to past lawsuits alleging infringement of our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (NYSE: SYK), alleging infringement of 9 patents related to our Lapiplasty technologies and unfair competition, and on May 12, 2025, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. alleging infringement of 4 patents related to our Lapiplasty technologies. In August 13, 2025, we amended our complaint to add a fifth patent also related to our Lapiplasty technologies. We may bring additional lawsuits in the future alleging that other third parties are infringing our patent, trade secret and other intellectual property rights. Furthermore, we are currently defending against lawsuits alleging that we have infringed on other parties’ patents or other intellectual property and against administrative proceedings challenging our intellectual property rights. We may become a defendant in future lawsuits or administrative proceedings alleging patent or other intellectual property infringement or challenging our intellectual property rights. Legal proceedings, regardless of the outcome, are expensive and have and may continue to drain our financial resources and divert the time and effort of our management. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation. In addition, litigation has and will continue to result in public announcements of the outcome of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, this could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings and the legal costs associated with them, could substantially increase our operating losses and have reduced, and may continue to reduce, our resources available for development and marketing activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors can sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellection property lawsuits or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

While we are aware of several third-party patents of interest, we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by others. However, our patent infringement suits have resulted in countersuits and may continue to expose us to additional litigation. On May 23, 2025, Stryker European Operations Holdings LLC and Howmedica Osteonics Corp. filed a suit against us for patent infringement by our hammertoe product, and on August 29, 2025, Paragon 28, Inc. and Disior Oy filed a lawsuit against us and RPM-3D alleging RPM-3D improperly acquired, used, and disclosed confidential and trade secret technology from Disior's software to develop software acquired by us. On December 18, 2025, claims were added, including allegations that our products or techniques infringe 4 patents. While we believe the claims are weak and our defenses are meritorious, there can be no assurances that a court will not determine that we infringe any patents or other proprietary rights held by third parties. Litigation will be necessary to defend against infringement claims of these companies and may be necessary to defend against future claims from other third parties. Moreover, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe.

In connection with our ongoing efforts to enforce our intellectual property rights against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc, defendant Paragon 28 filed petitions for inter partes review and post-grant review before the Patent Trial and Appeal Board ("PTAB") seeking further administrative review of the validity of four of the five patents-in-suit. We may be involved in other or additional administrative patent proceedings challenging our patent rights or the patent rights of others, in the future against the same or different parties.

While we intend to vigorously defend the validity of our intellectual property, the outcome of PTAB proceedings is inherently uncertain. An adverse determination in any PTAB proceeding could reduce the scope of, or invalidate, certain of our patent rights, allowing third parties to commercialize our technology and compete directly with us, without payment to us. In addition, with PTAB proceedings, defendants frequently move to stay the district court proceedings pending the final outcome of the PTAB’s review. If a court grants such a stay, our ability to seek timely injunctive relief or damages to prevent the unauthorized sale of competing products may be significantly delayed. Such stays can last for 18 months or longer, during which time an infringing competitor may continue to gain market share, erode our pricing, or establish relationships with our surgeon customers. Furthermore, even if the district court litigation eventually resumes, a stay may diminish the momentum of our enforcement strategy and increase or prolong the cumulative legal costs associated with maintaining parallel proceedings in multiple forums.

If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages and/or cease production, marketing and distribution of those products, or may be required to obtain a license from such third party to continue selling, developing and marketing our products and techniques. We may not be able to obtain any required license on commercially reasonable terms or at all. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third party intellectual property rights that we may consider attractive or necessary. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant products or redesign those products that contain the allegedly infringing intellectual property, which could harm our business, financial condition and results of operations. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated third parties' confidential information or trade secrets could have a similar negative impact on our business. Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

Because competition in our industry is intense, competitors have and may continue to infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we have filed, are involved in current litigation, and may in the future file additional infringement claims, which can be expensive and time consuming, and could distract our technical and management personnel from their normal responsibilities. As noted above, claims we assert against perceived infringers have and may continue to provoke these parties to assert counterclaims against us alleging that we infringe their patents and file administrative actions challenging the validity of our patent rights. In addition, in a patent infringement proceeding, a court or administrative agency may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding or administrative action could put one or more of our patents at risk of being invalidated or interpreted narrowly. Our competitors have asserted and may continue to assert invalidity on various grounds, including lack of novelty, obviousness or that we were not the first applicant to file a patent application related to our product. We may elect to enter into license agreements to settle patent infringement claims or to resolve disputes before litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

Our competitors, many of which have made substantial investments in patent portfolios, trade secrets, trademarks and competing technologies, have applied for and obtained, or may in the future apply for or obtain, patents or trademarks that may prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. Moreover, individuals and groups that are non-practicing entities, commonly referred to as "patent trolls," purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or "invitations to license," or may be the subject of claims that our products and business operations infringe, violate or misappropriate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management's attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments.

We have been and may continue to be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property we regard as our own.

Many of our employees and consultants were previously employed at or engaged by other medical device companies, including our competitors or potential competitors. Some of these employees, consultants and contractors have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we are and may continue to be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. Additionally, we are and may continue to be subject to claims from third parties challenging our ownership interest in or inventorship of intellectual property we regard as our own, for example, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity. Litigation or arbitration may be necessary to defend against claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation, arbitration and other dispute resolution processes could result in substantial costs and could be a distraction to management. Any litigation or arbitration or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Continuing to obtain and maintain patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties also have and may continue to attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. While we have agreements with our employees, consultants and third parties that obligate them to assign their inventions to us, these agreements may not be self-executing, not all employees or consultants may enter into such agreements, or employees or consultants have and may continue to breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Patent reform legislation has increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act ("Leahy-Smith Act") included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective in 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents.

The Leahy-Smith Act also included a number of significant changes that affect the way U.S. patent applications are prosecuted and also may affect patent litigation. These included allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Therefore, the Leahy-Smith Act and its implementation have increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could harm our business, financial condition and results of operations.

We may be unable to enforce our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting, enforcing, and defending patents or trademarks on our products and any future products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection. Further, competitors may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and any future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing in these jurisdictions.

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

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and we have registered or applied to register many of these trademarks. There can be no assurance that our trademark applications will be approved. Third parties also have in the past and may in the future oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. We also license third parties to use our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties, which govern the use of our trademarks and require our licensees to abide by quality control standards with respect to the goods and services that they provide under our trademarks. Although we make efforts to monitor the use of our trademarks by our licensees, there can be no assurance that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Our relationships with customers, physicians, other health care providers, and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, service providers, or vendors violate these laws, we could face substantial penalties.

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

Even though we have obtained clearance for devices within our Lapiplasty, Adductoplasty, Nanoplasty and Percuplasty Systems and other products in the United States, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, any marketing authorizations we are granted are limited to the cleared indications for use. Further, the manufacturing facilities for a product are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer, or manufacturing facility may result in restrictions on the product, manufacturer or manufacturing facility, withdrawal of the product from the market or other enforcement actions.

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

We anticipate that governmental authorities will continue to scrutinize the healthcare industry closely and that changes in laws, regulations or policies by governmental authorities may cause increased uncertainties and compliance costs, exposure to litigation and other adverse effects to our business and operations. These and other rapidly changing laws, regulations, policies and related interpretations that our business activities are subject to may increase the ongoing costs and complexities of compliance, including by requiring investments in technology or other compliance systems. In addition, the legal, regulatory and ethical landscape around the use of artificial intelligence and machine learning is rapidly evolving, and our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain artificial intelligence capabilities into our products. Additionally, we are party to various other legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of its business, which are difficult to predict and the adverse outcomes of which could harm our business.

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

Our currently manufactured products are either Class II medical devices cleared by the FDA for specific indications or they are Class I exempt for general orthopaedic use. For example, our Lapiplasty plating system has been cleared by the FDA for use in stabilization of fresh fractures, revision procedures, joint fusion and reconstruction of the feet. We train our marketing personnel and sales representatives to not promote our devices for uses outside of the FDA-authorized indications for use, known as "off-label uses." We cannot, however, prevent a physician from using our devices off-label, when in the physician's independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. Furthermore, the use of our devices for indications other than those cleared by the FDA or approved by any foreign regulatory body (to the extent our products are cleared for use outside the United States in the future) may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We have and may in the future voluntarily withdraw or correct our products without FDA notification if we determine it is not required. If the FDA disagrees with our determinations, it could require us to report those actions as recalls, and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. In addition, we have had in the past, and may in the future, have reports of adverse events associated with Lapiplasty and other procedures. While adverse events are inherent in the medical device and surgical industry, frequent adverse events can lead to reputational harm and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

We and our service providers are subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address data privacy and security). In the United States, numerous federal and state laws and regulations, including HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act, which is discussed below), that govern the collection, use, disclosure and protection of health-related and other personal information apply to our operations and the operations of our services providers. We are also subject to U.S. federal rules, regulations and guidance concerning data security for medical devices, including guidance from the FDA. In addition, we obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future and may be subject to change.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California has enacted the California Consumer Privacy Act ("CCPA") that creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, effective in January 2023, California adopted the California Privacy Rights Act ("CPRA") which amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In 2025, California adopted data privacy updates focused on artificial intelligence, automated data deletion, and enhanced consent mechanisms. Similar laws have been adopted in other states, including eight states adopting new laws effective in 2025 and three states adopting new laws effective in 2026, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. The evolving state law requirements may require additional compliance investment and potential business process changes. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website, and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our business and harm our business, financial condition and results of operations.

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

Clinical studies can be difficult to design and implement, can take many years, can be expensive and carry uncertain outcomes. We have conducted multiple post-market clinical outcome studies that we believe are unique in the bunion and other midfoot deformity correction fields and are a key element of our medical education program. Among other studies, we currently have three prospective, multicenter, post-market studies underway: (1) the ALIGN3D clinical study designed to evaluate outcomes of the Lapiplasty Procedure, which has completed enrollment with 173 patients; (2) the MTA3D Clinical Study designed to evaluate outcomes of the combined Adductoplasty and Lapiplasty Procedures for patients in need of metatarsus adductus and hallux valgus corrective surgery, which has completed enrollment with 66 patients; and (3) the SPRINT™ study designed to evaluate outcomes following joint arthrodesis in the foot after using the SpeedPlate Rapid Compression Implants, which has completed enrollment with 91 patients. The ALIGN3D and MTA3D studies have a primary effectiveness endpoint of twenty-four months, and the SPRINT clinical study has a primary effectiveness endpoint of twelve months. It takes time to enroll patients and to evaluate outcomes 12 or 24 months after surgery. Furthermore, after these studies are completed, data about outcomes for periods after the endpoints will not yet be available, limiting comparability with traditional surgical approaches for bunions that have longer-term data about their outcomes.

While we have reported positive interim results in our ALIGN3D and Mini3D post-market clinical studies, we cannot guarantee our post-market clinical studies, or any other clinical study we may conduct or sponsor in the future, will be successful or will otherwise generate data that supports the performance of our products. Our post-market clinical studies are subject to oversight by the institutional review board at the medical institutions where the clinical studies are conducted. We rely also on, and in the future may continue to rely on, contract research organizations ("CROs") and clinical trial sites to ensure the proper and timely conduct of our clinical studies. While we have agreements governing their committed activities, we have limited influence over their actual performance. To the extent our collaborators or the CROs fail to enroll participants in our clinical studies, fail to conduct the studies in accordance with good clinical practice standards and their protocols, or are delayed for a significant time in the execution of our studies, including achieving full enrollment, we may be affected by increased costs and/or program delays, and the utility, reliability, and acceptance of the studies by the FDA or other regulatory authorities could be impaired.

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

The market price of our common stock may be highly volatile and has and may in the future fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

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

If we must reduce our previously-stated annual financial guidance or if our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our common stock may decline, as it has in the past.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. We have in the past reduced our guidance during the calendar year, and the price of our common stock declined. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline, as it has in the past. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

We may seek to grow our business through acquisitions or investments, strategic alliances, or other initiatives, which could have a material adverse effect on our operating results, dilute our stockholders' ownership, increase our debt or cause us to incur significant expense.

From time to time, we may consider opportunities to acquire, invest in, or license other technologies, products and businesses that may enhance our capabilities or complement our existing products. For example, in 2023 we acquired certain assets of RPM-3D. Acquisitions, investments and strategic alliances involve numerous risks, including difficulty integrating acquired technologies or operations, unanticipated costs, diversion of management's attention, and potential loss of key employees or business relationships. We may issue shares of our common stock to finance any such transactions, which could dilute the ownership of our stockholders, or we may incur additional debt. We may not be able to identify suitable opportunities, complete transactions on favorable terms, or successfully integrate any acquired business or technology.

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

We have in the past and may in the future be subject to short-selling strategies that may drive down the market price of our common stock and negatively affect our reputation.

Short sellers have in the past and may attempt in the future to drive down the market price of our common stock and damage our reputation. Short sellers may publish or arrange for the publication of negative opinions regarding our business prospects to create negative market momentum. Such publications are not regulated by any governmental or self-regulatory authority and may be based on distortions, omissions or fabrications. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller attacks. Short-selling reports can cause increased volatility in our stock price, and result in regulatory inquiries, stockholder lawsuits, and negative market reactions. Even if such allegations are untrue, we may have to expend significant resources to investigate, respond to stakeholder concerns, and defend ourselves.

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

As of December 31, 2025, officers and directors and their respective affiliates beneficially owned shares (not including any vested and exercisable options and unvested restricted stock units) representing approximately 23% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.

Various investors, proxy advisory services, regulatory authorities, consumers and other stakeholders continue to be interested in companies’ management of climate, human capital, and other environmental, social and governance ("ESG") matters. While we from time to time take certain actions to manage our ESG profile and related expectations, such efforts entail costs and may not have the desired effect. For example, relevant methodologies and data are complex and continue to evolve, and there is no guarantee that our approach will meet the expectations of any particular stakeholder. Moreover, stakeholder expectations (including regulatory requirements) are not uniform and may at times conflict, including as some policymakers seek to constrain companies’ consideration of ESG matters; any failure to successfully navigate such matters may result in harm to our reputation or relations with various stakeholders, expose us to legal action, or have other adverse impacts on our business.

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

General Risk Factors

Macroeconomic conditions, including inflation, interest rates, softening consumer sentiment, higher insurance costs, and tariff policies, may affect demand for elective procedures, reduce gross margins, increase inventory costs, and otherwise adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the national and global economy and financial markets. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the inflation reduction initiatives, higher interest rates, wars, invasions, political disruption or pandemics could result in a variety of risks to our business, including weakened demand for our procedures or products and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we purchase our products or our suppliers purchase product components may affect the prices of and demand for our products. Since most of our products are used in elective surgical procedures that patients may delay in uncertain economic conditions, our business may slow more than other orthopaedic companies whose products are used in emergency surgery or more acute medical conditions. A weak or declining economy, political disruption and inflation, including those resulting from changes in foreign trade policies, pandemics, wars, invasions, energy supply interruptions or international trade disputes, staffing shortages, or similar events, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, and raising inventory and other costs, or cause our customers to delay making payments for our products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

A major hurricane, fire or other disaster (such as a wildfire, major flood, earthquake or terrorist attack) affecting our headquarters or our other facilities, or facilities of our suppliers and manufacturers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our suppliers' and manufacturers' damaged facilities, which delays could be lengthy and costly. Furthermore, hurricanes and other disasters have in the past and may in the future shutdown or disrupt our customers' surgical facilities or their suppliers, which may result in ceasing or limiting elective procedures involving our products at those facilities. If any of our customers' facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products, and patients may delay their elective bunion and related surgeries, until their environment and operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. Concerns about terrorism, the effects of a terrorist attack, political turmoil, protests or unrest could also have a negative effect on our operations, those of our suppliers and manufacturers and our customers and their patients.

Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting and the market price of our common stock could decline.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. Under Section 404 of the Sarbanes-Oxley Act and these other rules and regulations, we must furnish a report by our management on our internal control over financial reporting, which must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, and our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting. To achieve compliance with Section 404 for 2025, we have been engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and extensive. In this regard, we have and will need to continue to dedicate internal resources, including employing financial and accounting personnel, engaging outside consultants and adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. While we have not identified any material weakness in our internal controls over financial reporting for 2025, if in any future period we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective and would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation's ability to use its pre-change net operating loss ("NOL") carryforwards and other pre-change NOLs tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Based upon our analysis as of December 31, 2025, we have determined that we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.

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

Our cybersecurity training and education emphasize periodic phishing tests and a mandatory training curriculum to assist our employees' awareness of common types of attacks. This includes awareness of phishing, smishing, malware, generative AI and deepfake threats, social engineering, and overall security best practices for new and existing employees. We also perform periodic, independent risk assessments that consider four primary areas of risk: physical, digital, social, and administrative/governance.

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

In the past four years, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See the risk factor entitled "Our information technology systems may be subject to breaches, cyber-attacks or other disruptions that could, among other adverse consequences, cause us to violate laws and regulations and could adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position."

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee responsibility for oversight of risk assessment and risk management, including cybersecurity, and the Company's policies and controls relating to information technology, management information systems, and cybersecurity. The Audit

Committee receives quarterly reports from management on our cybersecurity risk management activities. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lower potential impact. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity.

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

The CICSO is regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. We believe this ongoing knowledge acquisition is crucial for effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The cybersecurity team implements and oversees processes for the regular monitoring of our information systems. In the event of a cybersecurity incident, the cybersecurity team follows a written security incident response runbook, which includes procedures to, among other things, respond to the incident, mitigate its impact, and evaluate and satisfy applicable obligations.

Item 2. Properties

As of December 31, 2025, we leased approximately 125,000 square feet for our corporate headquarters located in Ponte Vedra, Florida under a lease agreement which terminates in July 2032. We believe that this facility is sufficient to meet our current and anticipated needs in the future and that additional space can be obtained on commercially reasonable terms as needed. We currently have several subleases related to our previous and current corporate headquarters locations.

Item 3. Legal Proceedings

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

On October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey and seeks injunctive relief and damages. On January 24, 2025, Stryker filed a motion to dismiss the unfair competition claims which the Court granted on October 2, 2025 without prejudice. The Company filed a first amended complaint on October 24, 2025, and Stryker subsequently filed another motion to dismiss the unfair competition claims on December 5, 2025. The Court denied Stryker’s motions and applications to stay discovery pending a ruling on its new motion to dismiss. The case has continued with the parties exchanging opening claim construction briefs.

On May 23, 2025, Stryker European Operations Holdings LLC and Howmedica Osteonics Corp. filed a suit against us for patent infringement by our hammertoe product. The plaintiffs seek findings of patent infringement, equitable relief, unspecified monetary damages, enhanced damages for willful patent infringement, interest, costs, and attorneys’ fees. We dispute the allegations in the complaint, and on August 4, 2025, we moved to dismiss all of the claims in the suit. The court denied our motion to dismiss, noting that additional claim construction proceedings would be helpful for the court to resolve the issues presented in the motion to dismiss. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

On May 12, 2025, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. alleging infringement of 4 patents related to our innovative Lapiplasty 3D Bunion Correction technologies. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent. On December 19, 2025, the defendants moved to dismiss certain patent claims, claims of willful infringement, and all claims against Zimmer Biomet Holdings, Inc. In December 2025 and January 2026, Paragon 28 filed petitions for inter partes review and post-grant review before the Patent Trial and Appeal Board ("PTAB") seeking further administrative review of the validity of four of the five patents-in-suit. The parties filed a motion to extend all deadlines until February 17, 2026.

On August 29, 2025, Paragon 28, Inc. and Disior Oy filed a lawsuit against us and RPM-3D alleging RPM-3D improperly acquired, used, and disclosed confidential and trade secret technology from Disior's software to develop software acquired by us. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. On December 18, 2025, Paragon 28, Inc. and Disior Oy filed an amended complaint adding patent and copyright infringement to their claims. The deadline for us to move, answer or otherwise respond to the amended complaint is February 17, 2026. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol "TMCI" on April 23, 2021. Prior to that time, there was no public market for our common stock.

Holders of Record

At February 20, 2026, there were approximately 17 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchases of stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025(1)(2)	1,842	$6.67	—	—
November 1 to November 30, 2025	—	—	—	—
December 1 to December 31, 2025(1)(2)	22,099	2.83	—	—
Totals	23,941	$3.13	—	—
(1)
Includes restricted shares withheld pursuant to the terms of awards under the Company’s share-based compensation plans to offset tax withholding obligations that occur upon vesting and release of restricted shares.
(2)
The value of the restricted shares withheld is the closing price of the Company's common stock on the date the relevant transaction occurs.

Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s common stock during the period between our initial public offering ("IPO") on April 23, 2021 and December 31, 2025, with the cumulative total return on the NASDAQ Composite Index and the S&P Healthcare Equipment Select Industry Index. The comparison assumes $100 was invested on the date of the Company's IPO in the Company’s common stock and in each of the foregoing indices and assumes the reinvestment of all dividends. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company’s common stock.

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

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. Bunions are complex 3-dimensional deformities that originate from an unstable joint in the middle of the foot and affect approximately 67 million Americans, of which we estimate 1.1 million are annual surgical candidates. We have pioneered and patented the Lapiplasty 3D Bunion Correction System—a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion, and helping patients get back to their active lifestyles. To further support the needs of surgeons and bunion patients, we offer the Adductoplasty Midfoot Correction System, designed for reproducible surgical correction of the midfoot, two systems for minimally invasive osteotomy procedures, namely the Nanoplasty 3D Minimally Invasive Bunion Correction System and the Percuplasty Percutaneous 3D Bunion Correction System, and the SpeedMTP System for great toe fusions. We continue to expand our footprint in the marketplace by extending our SpeedPlate rapid compression implant platform to new applications, as well as providing surgeons with advanced digital solutions with our IntelliGuide patient specific, pre-op planning and cut guide technology. With our Lapiplasty System, new osteotomy systems, and other complementary products, we are continuing to execute our strategy of becoming a comprehensive bunion solutions company and supporting further penetration into the bunion market opportunity. See the "Innovation and Growth" section below and the "Our Solutions" section in Item 1 above for more information on our new products.

We were formed in 2013, and since receiving 510(k) clearance for the Lapiplasty System in March 2015, we have expanded our bunion related products in the United States. We market and sell our products to physicians, surgeons, ambulatory surgery centers, hospitals and stocking distributors. Our procedures can be performed in either hospital outpatient or ambulatory surgery centers settings and utilize existing, well-established reimbursement codes. We currently market and sell our products through a combination of a direct employee sales force and independent sales agencies and stocking distributors in the United States. As of December 31, 2025, we had a field fleet of 297 team members. The field fleet includes our direct employee sales force, market development managers, and sales management, and an estimate of individuals from independent sales agencies and stocking distributors focused on marketing and selling our products. Our direct employee sales force generated 80% of revenues in 2025. As of December 31, 2025, the number of active surgeons was 3,337 up from 3,135, an increase of 202 or 6% from the prior year. We define the number of active surgeons as the number of surgeons that performed at least one procedure using one of our systems in the trailing twelve-month period.

As of December 31, 2025, we had cash and cash equivalents of $10.7 million and marketable securities of $37.7 million available for sale to fund operations, an accumulated deficit of $249.0 million, and $60.0 million of principal outstanding under our term loan.

Economic Environment

While gross domestic product is currently expected to expand in 2026, there is continuing uncertainty in the macro-economic environment. Inflation, recession fears, reduced consumer confidence, higher insurance deductibles and other costs, and other adverse economic conditions have negatively impacted, and may continue to negatively impact, consumer demand for elective foot and ankle surgeries. While we continuously work with suppliers to mitigate higher costs and continue to invest in our direct sales channel, focused surgeon education training, and product innovations to build demand for our products, we expect these macro-economic challenges to continue for the foreseeable future, which have impacted and likely will continue to impact the demand for our products and our results of operations.

We believe that our financial performance has depended, and in the foreseeable future will continue to depend, on many factors, including macro-economic conditions as described above, those described below, those noted in the section titled "Special Note Regarding Forward-Looking Statements" and in the section titled "Risk Factors."

Increased Competition, Procedure Preferences and Setting of Care Changes

Before we launched our flagship Lapiplasty System, there were no other products in the market that provided a 3D solution and specialized procedural instrumentation for traditionally freehand, difficult Lapidus surgeries. This allowed us to capitalize on our pioneering technology and grow our market share quickly. Since we launched the Lapiplasty System, we have faced increasing competition from large, mid-sized and small companies that have launched their own Lapidus products. We are also experiencing a shift in patient and surgeon preferences for treating less severe bunions through minimally invasive osteotomy solutions as well as MTP fusions, with competitive products already addressing these types of surgery. Another trend is a shift in where bunion surgeries are performed from hospitals to ambulatory surgery centers, which receive lower procedure reimbursement rates and may be part of IDNs that have established relationships with large orthopaedic companies. These trends have negatively impacted, and may continue to negatively impact, our growth rates, market share, and results of operations. To meet the shifting preferences for treating mild to moderate bunions, we have introduced new bunion systems, including two minimally invasive osteotomy systems and a great toe fusion system. While the adoption of these new systems is increasing, we generally sell them at lower average selling prices than our Lapiplasty System. To the extent we lose market share or experience further declines in sales of our Lapiplasty System, and we are unable to sufficiently increase sales of our new bunion systems to offset such declines, our revenues and results of operations will be adversely affected. In addition, our customer mix initiatives, primarily the use of stocking distributors in 2025, and advance purchases by hospitals and surgery centers may affect both revenue growth and gross margins in future periods. Furthermore, we face extensive competition, and new product introductions in the Lapidus, great toe fusion and minimally invasive osteotomy markets may adversely impact our growth rates, market share and results of operations.

Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we have dedicated meaningful resources to building a sales force and management team to support our future growth and to providing bunion-focused surgeon training and patient-focused outreach and education.

In research and development, our employee team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. Their work has resulted in the launch of a suite of new products in the past two years, including the following: (1) the Nanoplasty and Percuplasty Systems, which are minimally-invasive 3D osteotomy systems; (2) IntelliGuide PSI Cut Guides for Lapiplasty and Adductoplasty Procedures, which are cut guides created specifically for an individual patient’s foot anatomy; (3) the Micro-Lapiplasty System, which is designed to allow the Lapiplasty Procedure to be performed through a minimally-invasive 2cm incision; (4) the Mini-Adductoplasty System, which is designed to allow the Adductoplasty midfoot correction procedure to be performed through an approximately 50% smaller incision; (5) the SpeedMTP Rapid Compression Implant, a specialized implant for addressing bunions through MTP fusions; (6) new SpeedPlate configurations, including the SpeedAkin implant and the SpeedPlate Micro-Quad implant; and (7) single use osteotomes, including the FeatherRasp Rapid Bone Contouring Tool, the GreatRelease Rapid MTP Release Instrument, Akinator Single-cut Akin Wedge Osteotomy Tool, and Sterile CornerChisel Instrument. We expect to release other new solutions in 2026, including the Lapiplasty Lightning Next Generation Instrumentation designed to further increase the precision and speed of the Lapiplasty Procedure, the SpeedTMT Rapid Compression Implant, which combines our SpeedPlate and FastPitch technologies in a dorsal fixation option for TMT fusions, and Percuplasty SuperBite Screws, which are self-drilling beveled compression screws of different sizes designed for use in other foot fusions.

Intellectual Property Strategy

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets. As of December 31, 2025, our patent portfolio included 95 granted U.S. patents, with an additional 39 granted patents worldwide and over 185 pending patent applications. In keeping with our strategy of protecting our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey and seeks injunctive relief and damages. In addition, on May 12, 2025, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. (collectively, "ZB") alleging infringement of 4 patents related to our innovative Lapiplasty 3D Bunion Correction technologies. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent.

Market Share Growth

The growth of our business depends on our ability to gain broader acceptance of our proprietary procedures and systems by successfully marketing and distributing these products. While surgeon adoption of our products and procedures remains critical to supporting revenue growth, hospital and ambulatory surgery center facility approvals are necessary for existing and future surgeon customers to access our products. To facilitate greater access to our products and support future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with our procedures and systems, supported by our robust portfolio of clinical data on our existing procedures and additional clinical data we expect to develop on our new products. To continue to build our market share, in 2025, we added new commercial and sales leadership as well as experienced foot and ankle sales representatives to our team. While we have experienced overall increases in bunion procedure kit sales and in our market share, our flagship Lapiplasty System is expected to contribute less to our market share growth in future quarters, which could result in reduced revenues and impact our liquidity if product sales from our new bunion systems do not increase sufficiently to offset the decline in sales of the Lapiplasty System. If we are unable to successfully continue to commercialize our procedures and systems, we may not be able to generate sufficient revenue to achieve or sustain profitability.

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with higher sales volumes in the fourth calendar quarter, historically accounting for approximately 30 to 35% of full year revenues, and lower sales volumes in subsequent calendar quarters. Our sales volumes in the fourth quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays. Our sales volumes in subsequent first calendar quarters also tend to be lower versus the prior year fourth quarters as a result of adverse weather and by resetting annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures; however, in some years the first quarter may benefit from additional sales volumes when high patient demand for surgeries in the fourth quarter cannot be fully accommodated and those surgical procedures are rolled over into the first quarter. In addition to the seasonality noted above, we generally expect lower sales volumes in the second and third quarters than throughout the rest of the year as elective procedures generally decline during the spring and summer months.

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

Medicare payment rates to hospital outpatient departments are set under the Medicare hospital outpatient prospective payment system, which groups clinically similar hospital outpatient procedures and services with similar costs to ambulatory payment classifications ("APCs"). Each APC is assigned a single lump sum payment rate, which includes payment for the primary procedure as well as any integral, ancillary, and adjunctive services. The primary current procedure terminology ("CPT") codes for the Lapiplasty Procedure, CPT 28297 and CPT 28740, are grouped under APC 5115 and APC 5114, respectively. For Lapiplasty Procedures in which fusion is performed on multiple tarsometatarsal ("TMT") joints, CPT 28730 applies and is classified under APC 5115. For Adductoplasty Procedures in which fusion is performed on multiple TMT joints, either CPT 28730 or CPT 27835 applies and are classified under APC 5115. For the Nanoplasty and Percuplasty Procedures, CPT 28306 applies and are classified under APC 5114. For MTP fusions using the SpeedMTP implant or our other plates, CPT 28750 applies and are classified under APC 5114.

Components of Our Results of Operations

Revenue

We currently generate revenue from the sale of our bunion implant kit systems, single-use sterile instruments, and other complementary products. Our systems bring together single-use implant kits, reusable instrument trays, and surgical techniques. We sell the kits and single-use instruments and other products to hospitals, ambulatory surgery centers, and stocking distributors in the United States primarily through a network of employee sales representatives and independent sales agencies.

Cost of Goods Sold

Cost of goods sold consists primarily of direct costs for the purchase of our products from third-party manufacturers. Cost of goods sold also includes royalties, overhead, shipping costs, tariffs, sterilization, product testing, and packaging. We expense all inventory provisions for excess, obsolete, and field losses as cost of goods sold. We evaluate the carrying value of our inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess or obsolete inventory on hand, which could lead to additional provisions.

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

Interest Expense

Interest expense consists of interest incurred and amortization of debt discount and issuance costs related to our term loan and revolving debt facility.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated ($ in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	%
Revenue	$212,690	$209,357	$3,333	1.6%
Cost of goods sold	42,938	41,093	1,845	4.5%
Gross profit	169,752	168,264	1,488	0.9%
Operating expenses
Sales and marketing	140,880	147,643	(6,763)	(4.6)%
Research and development	20,282	20,589	(307)	(1.5)%
General and administrative	62,744	55,720	7,024	12.6%
Total operating expenses	223,906	223,952	(46)	* %
Loss from operations	(54,154)	(55,688)	1,534	(2.8)%
Interest income	2,777	4,877	(2,100)	(43.1)%
Interest expense	(5,320)	(5,256)	(64)	1.2%
Debt extinguishment loss	(2,737)	—	(2,737)	* %
Other income, net	432	324	108	33.3%
Other non-operating income (expense), net	(4,848)	(55)	(4,793)	* %
Net loss	$(59,002)	$(55,743)	$(3,259)	5.8%

*Not meaningful

Revenue. Revenue increased by $3.3 million, or 1.6%, in the year ended December 31, 2025, as compared to 2024. The increase was primarily driven by an increase in the number of bunion procedure kits sold, partially offset by lower average selling prices of our newest bunion procedure kits. While the number of bunion procedure kits sold are increasing overall, our flagship Lapiplasty System is experiencing lower sales primarily due to evolving surgeon preferences for minimally invasive osteotomy procedures, competition, and lower patient demand for elective bunion surgery related to macroeconomic conditions. Revenue for the year ended December 31, 2025 included $13.0 million in sales to stocking distributors, a majority of which was attributable to initial stocking orders during the first three quarters of 2025, compared to no stocking distributor sales during 2024.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $1.8 million, or 4.5%, in the year ended December 31, 2025, as compared to 2024. The increase in cost of goods sold was primarily due to a $1.1 million increase in inventory provisions and a $1.0 million increase in direct costs of goods sold resulting from increased sales, partially offset by a $0.5 million decrease in allocations of payroll and related costs. Gross profit increased $1.5 million, or 0.9%, as compared to the same period in 2024, due to increased sales. Gross profit margin for the year ended December 31, 2025 decreased from 80.4% to 79.8%, as compared to the same period in 2024, primarily due to lower margin sales to stocking distributors and an increase in inventory provisions, partially offset by decreases in allocations of payroll and related costs and royalty rates.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $6.8 million, or 4.6%, in the year ended December 31, 2025, as compared to 2024. Sales and marketing expenses decreased due to an $8.2 million reduction in direct to consumer advertising costs and a $6.8 million decrease in payroll and related costs primarily from optimizing the size and structure of our direct employee sales force, partially offset by a $3.4 million increase for surgeon training and clinical-related expenses, a $1.9 million increase in sales commissions, and a $1.7 million increase in surgical instrument expense due to an increase in volume of surgical instruments.

Research and Development Expenses. Research and development expenses decreased by $0.3 million, or 1.5%, in the year ended December 31, 2025, as compared to 2024. The decrease in research and development expenses was due to a $0.5 million decrease in compensation expense related to the milestone obligation for RPM-3D that was incurred in 2024, but not in 2025, a $0.4 million decrease in product testing and validation costs, and a $0.3 million decrease in purchases of prototypes, partially offset by a $1.0 million increase in payroll and related costs resulting from increased headcount of R&D personnel.

General and Administrative Expenses. General and administrative expenses increased by $7.0 million, or 12.6%, in the year ended December 31, 2025, as compared to 2024. The increase in general and administrative expenses was primarily related to a $5.4 million increase in legal fees primarily driven by ongoing litigation matters and a $4.3 million increase in payroll and related costs, including higher stock compensation expense, partially offset by a $2.2 million decrease in the provision for allowance for credit losses as compared to 2024 that included a $2.1 million write-off of receivables due from a customer that filed bankruptcy in the second quarter of 2024, and a decrease of $1.3 million in compensation expense related to the milestone obligation for RPM-3D that was incurred in 2024 but not in 2025.

Interest Income. Interest income decreased by $2.1 million, or 43.1% in 2025 as compared to 2024. The decrease in interest income was primarily due to lower cash balances invested in marketable securities in the current year and slightly lower interest rates during 2025.

Debt Extinguishment Loss. Debt extinguishment loss increased by $2.7 million for the year ended December 31, 2025, as compared to the same period of 2024, due to our refinancing during the fourth quarter of 2025.

For the comparison of the results of operations for the years ended December 31, 2024 and 2023, refer to our Annual Report on Form 10-K, for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission on February 27, 2025, in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

In December 2025, we entered into a five year $175.0 million senior secured loan arrangement for a term loan and a revolving credit facility. At the loan closing, we borrowed $60.0 million under tranche one of the term loan. The remaining tranches provide up to an additional $65.0 million in borrowing capacity, of which $55.0 million is subject to the achievement of certain revenue objectives.

The revolving loan agreement currently provides $30.0 million in borrowing capacity with the ability to request two additional $10.0 million increases for a total of $50.0 million. The amount available is based on a borrowing base calculation determined by our accounts receivable and inventory assets.

The term loan proceeds were primarily used to repay $50.0 million under the term loan and $4.0 million under the revolving loan facilities with entities affiliated with MidCap Financial Trust ("MidCap").

As of December 31, 2025, we had cash and cash equivalents of $10.7 million and marketable securities of $37.7 million available for sale, an accumulated deficit of $249.0 million, and $60.0 million of principal outstanding under our new term loan. We believe that our existing cash and cash equivalents, marketable securities, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the date of issuance of these financial statements. We may be required or decide to raise additional debt or equity financing to support further growth of our operations.

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
•
the success of competitors and their products, emergence of new competing technologies or other adverse market developments;

•
the scope of our marketing efforts, including the degree to which we utilize direct to consumer campaigns;
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including enforcing our intellectual property rights against infringing products or technologies or enforcing contractual rights against parties breaching agreements with us, including the litigation proceedings we initiated against Stryker and ZB;
•
the research and development activities we intend to undertake to improve the Lapiplasty System and other products, to commercialize PSI technologies, to gain share in the minimally invasive osteotomy market, and to develop or acquire additional products;
•
our need to implement additional infrastructure and internal systems;
•
shifts in the surgical setting where bunion surgeries are performed and the pricing and reimbursement sensitivity, contract restrictions, IDN, GPO and other established relationships, and decision-making processes of the surgical facility;
•
the effect of softening consumer sentiment, higher health insurance and other costs, inflation, interest rate changes, evolving or increased tariffs, geopolitical tensions, changes in trade policy or global trade disruptions and other general economic conditions on our operations and business;
•
the ability of customers to pay us for our products, including stocking distributors which generally have longer payment terms than hospital and ambulatory surgery center customers;
•
the ability to obtain adequate supplies of materials and components for our products, including from single-source suppliers;
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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(15,970)	$(37,167)
Investing activities	13,251	35,375
Financing activities	2,077	160
Net increase (decrease) in cash and cash equivalents	$(642)	$(1,632)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $16.0 million, consisting primarily of a net loss of $59.0 million, adjusted for non-cash charges of $51.6 million and an increase in net operating assets. The non-cash charges consist primarily of $33.8 million in share-based compensation expense, $10.6 million in depreciation and amortization expense, $2.7 million in loss on extinguishment of debt, and $2.2 million in non-cash lease expense. The increase in net operating assets was primarily due to a $2.1 million increase in accounts receivable due to increased sales and stocking distributor sales with extended payment terms, a $3.8 million decrease in accounts payable due to timing of payments, a $3.2 million decrease in operating lease liabilities, and a $2.4 million decrease in accrued liabilities, partially offset by a $3.2 million decrease in inventory from 2024 levels primarily due to increased inventory levels held in 2024 in advance of the launch of our new suite of products that went to full market release in 2025. The decrease in accrued liabilities includes a $2.1 million decrease for a milestone payment related to RPM-3D.

Net cash used in operating activities for the year ended December 31, 2024 was $37.2 million, consisting primarily of a net loss of $55.7 million, adjusted for non-cash charges of $44.0 million and an increase in net operating assets. The non-cash charges consist primarily of share-based compensation expense of $30.6 million, depreciation and amortization expense of $8.4 million, provision for allowance for credit losses of $2.9 million primarily due to a $2.1 million write-off of receivables due from a significant customer that filed for bankruptcy in the second quarter 2024, and non-cash lease expense of $2.3 million, partially offset by net accretion of marketable securities of $1.1 million. The increase in net operating assets was primarily due to an increase of $10.0 million in inventories to meet demand for new products, an increase of $5.7 million in accounts receivable due to increased sales, an increase of $0.3 million to other non-current assets, a decrease of $7.9 million in accrued liabilities, a decrease of $2.5 million to operating lease liabilities, and a decrease of $1.3 million to accounts payable, which were partially offset by a $2.2 million increase to prepaid expenses and other assets. The decrease of $7.9 million in accrued liabilities consisted of a decrease of $4.2 million for milestone payments related to RPM-3D and a decrease of $3.7 million due to timing of payments.

Net cash used in operating activities for the year ended December 31, 2023 was $34.6 million, consisting primarily of a net loss of $49.5 million and an increase in net operating assets of $9.7 million, which were partially offset by non-cash charges of $24.7 million. The non-cash charges consist primarily of share-based compensation expense of $17.4 million, depreciation and amortization expense of $5.4 million and non-cash lease expense of $2.5 million, offset by amortization and accretion of marketable securities of $1.4 million. The increase in net operating assets was primarily due to an increase of $9.8 million in inventories to meet demand for new products and safety stock, an increase of $9.3 million in accounts receivable due to sales growth in 2023, and an increase of $1.2 million in prepaid expenses and other assets (excluding unsettled securities transactions), which were partially offset by a $7.5 million increase to accrued liabilities and a $3.2 million increase to accounts payable due to timing of payments and growth of our operations. The increase of $7.5 million in accrued liabilities consisted of an increase of $4.2 million due to timing of payments, and an increase of $3.3 million due to increased accrued compensation expense related to RPM-3D in the second quarter 2023.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $13.3 million, consisting of $67.3 million in sales and maturities of available for sale marketable securities, partially offset by $40.6 million in purchases of available for sale marketable securities from reinvestment of cash received from maturities and $13.5 million in purchases of property and equipment. The purchases of property and equipment included $11.6 million of capitalized surgical instruments for reusable instrument trays related to new products, and $1.9 million for equipment and leasehold improvements to support the growth of our business.

Net cash provided by investing activities for the year ended December 31, 2024 was $35.4 million, consisting of $118.5 million in sales and maturities of available for sale marketable securities, partially offset by $71.6 million in purchases of available for sale marketable securities from reinvestment of cash received from maturities and $11.6 million in purchases of property and equipment. The purchases in property and equipment included $9.5 million of capitalized surgical instruments for reusable instrument trays related to new products, and $2.1 million for equipment and leasehold improvements to support the growth of our business.

Net cash used in investing activities for the year ended December 31, 2023 was $81.3 million consisting of $169.9 million in purchases of marketable securities available for sale, $20.0 million for the acquisition of the RPM-3D assets, and $11.5 million in purchases of property and equipment, partially offset by $120.0 million in sales and maturities of marketable securities available for sale. The purchases of marketable securities were the result of cash invested from our public offering of common stock during the first quarter of 2023. The purchases of property and equipment consisted of $5.0 million of capitalized surgical instruments for our reusable instrument trays driven by higher numbers of employee sales representatives and sales growth and $6.5 million of purchases of fixed assets and leasehold improvements primarily for our new corporate headquarters building.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $2.1 million, consisting primarily of $59.3 million of net cash proceeds from the new term loan agreement with SLR Investment Corp. ("SLRIC"), $1.6 million in proceeds from insurance premium financing, and $0.5 million in proceeds from stock option exercises, partially offset by the $56.3 million repayment of the MidCap term and revolving loans, $1.2 million of debt issuance costs related to the new SLRIC borrowings, $0.9 million of shares repurchased for tax withholding from vesting of share-based compensation, and $0.9 million in payments on insurance premium financing.

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

Royalty Agreements

We recognized royalties expense of $6.4 million and $6.8 million for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the aggregate royalty rate was 3.0% and 3.2%, respectively. Each of the royalty agreements with our surgeon consultants prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon consultants is affiliated.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which include taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026 and have subleased this space for the remainder of our lease term. The remaining lease obligations are $20.0 million under these leases as of December 31, 2025.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

While our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," of the Notes to Financial Statements included in this Annual Report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and our results of operations and require our most difficult, subjective and complex judgments.

Stock-Based Compensation

We account for stock-based compensation arrangements at fair value. We determine the fair value on the grant date for stock options using the Black-Scholes model and performance-based restricted stock unit ("PSU") awards using a Monte Carlo valuation model.

The fair value of these awards is recognized over the period during which an award holder is required to provide services in exchange for the award, known as the requisite service period, which is typically the vesting period using the straight-line method. Stock-based compensation expense is recorded net of estimated forfeitures in our Statements of Operations and Comprehensive Loss and are adjusted to actuals as they occur. The estimated forfeiture rate is based on historical analysis of actual forfeiture rates of similar awards.

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

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future results of operations and financial condition, refer to Note 3, "Recent Accounting Pronouncements," of the Notes to Financial Statements.

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

The following table presents our estimate of the impact on fair value based on the scenario discussed above (in thousands):

December 31, 2025
	Change in fair value
Fair value of marketable securities	Down 50 bps	Up 50 bps
$45,495	$88	($89)

Our outstanding term loan bears interest at a floating rate that fluctuates with the 1-Month SOFR, with a floor of 3% per annum, plus 5.05%. We have a risk to rising interest rates as there is no cap for the term loan interest rate. A 100 basis point increase in 1-Month SOFR would not result in a material impact to the fair value of the term loan.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Treace Medical Concepts, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Treace Medical Concepts, Inc. (a Delaware corporation) (the "Company") as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 27, 2026 expressed an unqualified opinion.

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

Jacksonville, Florida

February 27, 2026

Treace Medical Concepts, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$10,708	$11,350
Marketable securities, short-term	37,659	64,327
Accounts receivable, net of allowance for credit losses of $1,824 and $1,326 as of December 31, 2025 and December 31, 2024, respectively	42,155	40,803
Inventories	36,031	39,255
Prepaid expenses and other current assets	5,501	5,667
Total current assets	132,054	161,402
Property and equipment, net	29,752	25,953
Intangible assets, net of accumulated amortization of $2,375 and $1,425 as of December 31, 2025 and December 31, 2024, respectively	7,125	8,075
Goodwill	12,815	12,815
Operating lease right-of-use assets	7,614	8,442
Other non-current assets, net of allowance for credit losses of $69 and $69 as of December 31, 2025 and December 31, 2024, respectively	1,221	407
Total assets	$190,581	$217,094
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,726	$10,522
Accrued liabilities	5,784	7,197
Accrued commissions	9,365	10,121
Accrued compensation	6,331	6,575
Other liabilities	2,429	510
Total current liabilities	30,635	34,925
Long-term debt, net	55,583	53,306
Operating lease liabilities, net of current portion	13,982	15,934
Other long-term liabilities	3,049	37
Total liabilities	103,249	104,202
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 0 shares issued as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 64,029,378 and 62,385,101 shares issued as of December 31, 2025 and December 31, 2024, respectively	64	62
Additional paid-in capital	337,371	303,004
Accumulated deficit	(248,992)	(189,990)
Accumulated other comprehensive income (loss)	72	97
Treasury stock, at cost; 165,513 and 23,391 shares as of December 31, 2025 and December 31, 2024, respectively	(1,183)	(281)
Total stockholders’ equity	87,332	112,892
Total liabilities and stockholders’ equity	$190,581	$217,094

The accompanying notes are an integral part of these financial statements.

P Treace Medical Concepts, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$212,690	$209,357	$187,118
Cost of goods sold	42,938	41,093	35,181
Gross profit	169,752	168,264	151,937
Operating expenses
Sales and marketing	140,880	147,643	140,894
Research and development	20,282	20,589	15,440
General and administrative	62,744	55,720	47,031
Total operating expenses	223,906	223,952	203,365
Loss from operations	(54,154)	(55,688)	(51,428)
Interest income	2,777	4,877	6,726
Interest expense	(5,320)	(5,256)	(5,167)
Debt extinguishment loss	(2,737)	—	—
Other income, net	432	324	342
Other non-operating income (expense), net	(4,848)	(55)	1,901
Net loss	(59,002)	(55,743)	(49,527)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(25)	(66)	190
Comprehensive loss	$(59,027)	$(55,809)	$(49,337)

Net loss per share, basic and diluted	$(0.93)	$(0.90)	$(0.81)
Weighted-average shares used in computing net loss per share, basic and diluted	63,269,003	62,112,037	60,852,153

The accompanying notes are an integral part of these financial statements.

Treace Medical Concepts Inc.

Statements of Stockholders' Equity

(in thousands, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at January 1, 2023	55,628,208	$55	$145,221	$(84,720)	$(27)	$—	$60,529
Issuance of common stock upon exercise of stock options	495,337	1	1,868	—	—	—	1,869
Issuance of common stock for vesting of restricted stock units	149,919	—	—	—	—	—	—
Share-based compensation expense	—	—	17,363	—	—	—	17,363
Issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	5,476,190	6	107,521	—	—	—	107,527
Net loss	—	—	—	(49,527)	—	—	(49,527)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	190	—	190
Shares directly withheld from employees for tax payment	—	—	—	—	—	(13)	(13)
Balances at December 31, 2023	61,749,654	$62	$271,973	$(134,247)	$163	$(13)	$137,938
Issuance of common stock upon exercise of stock options	292,217	—	428	—	—	—	428
Issuance of common stock for vesting of restricted stock units	342,012	—	—	—	—	—	—
Share-based compensation expense	—	—	30,603	—	—	—	30,603
Net loss	—	—	—	(55,743)	—	—	(55,743)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(66)	—	(66)
Shares directly withheld from employees for tax payment	(22,173)	—	—	—	—	(268)	(268)
Balances at December 31, 2024	62,361,710	$62	$303,004	$(189,990)	$97	$(281)	$112,892
Issuance of common stock upon exercise of stock options	356,446	1	545	—	—	—	546
Issuance of common stock for vesting of restricted stock units	1,287,831	1	(1)	—	—	—	—
Share-based compensation expense	—	—	33,823	—	—	—	33,823
Net loss	—	—	—	(59,002)	—	—	(59,002)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(25)	—	(25)
Shares directly withheld from employees for tax payment	(142,122)	—	—	—	—	(902)	(902)
Balances at December 31, 2025	63,863,865	$64	$337,371	$(248,992)	$72	$(1,183)	$87,332

The accompanying notes are an integral part of these financial statements.

Treace Medical Concepts, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(59,002)	$(55,743)	$(49,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	10,623	8,419	5,352
Provision for allowance for credit losses	834	2,947	434
Share-based compensation expense	33,823	30,603	17,352
Non-cash lease expense	2,222	2,349	2,461
Amortization of debt issuance costs	292	298	297
Debt extinguishment loss	2,737	—	—
Amortization (accretion) of premium (discount) on marketable securities, net	(123)	(1,145)	(1,406)
Other, net	1,208	538	205
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(2,090)	(5,687)	(9,301)
Inventory	3,224	(10,010)	(9,848)
Prepaid expenses and other assets	166	2,186	(1,210)
Other non-current assets	(503)	(330)	—
Operating lease liabilities	(3,207)	(2,473)	(119)
Accounts payable	(3,796)	(1,313)	3,167
Accrued liabilities	(2,413)	(7,903)	7,528
Other, net	35	97	40
Net cash provided by (used in) operating activities	(15,970)	(37,167)	(34,575)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(40,571)	(71,579)	(169,865)
Sales and maturities of available-for-sale marketable securities	67,339	118,547	120,024
Purchases of property and equipment	(13,517)	(11,593)	(11,458)
Acquisition, net of cash acquired	—	—	(20,000)
Net cash provided by (used in) investing activities	13,251	35,375	(81,299)

Cash flows from financing activities
Proceeds from interest bearing term debt	59,310	—	—
Proceeds from insurance premium financing	1,553	—	—
Debt issuance costs	(1,199)	—	—
Payments on interest bearing term and revolving debt	(56,315)	—	—
Payments on insurance premium financing	(916)	—	—
Proceeds from issuance of common stock from public offering, net of issuance costs and underwriting discount of $7.5 million	—	—	107,527
Proceeds from exercise of employee stock options	546	428	1,869
Taxes from withheld shares	(902)	(268)	(13)
Net cash provided by (used in) financing activities	2,077	160	109,383
Net increase (decrease) in cash and cash equivalents	(642)	(1,632)	(6,491)
Cash and cash equivalents at beginning of period	11,350	12,982	19,473
Cash and cash equivalents at end of period	$10,708	$11,350	$12,982

Supplemental disclosure of cash flow information
Cash paid for interest	$4,997	$4,955	$5,167
Operating lease right-of-use asset and lease liability adjustment due to lease incentive	$—	$8	$(22)
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$25	$66	$(190)
Unsettled matured marketable security and receivable from broker	$—	$—	$3,000
Noncash portion of internally developed software	$—	$—	$(11)
Noncash financing activities
Legal cost financing	$1,108	$—	$—

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

Significant estimates and assumptions include valuation of intangible assets and goodwill, reserves and write-downs related to accounts receivable, inventories, the recoverability of long-term assets, deferred tax assets and related valuation allowances, contingencies, and stock-based compensation. The Company had no accrued contingent liabilities as of December 31, 2025 and 2024.

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

Segments

The Company is a single reportable segment entity, which is in the business of designing, manufacturing, and marketing medical devices for surgeons, ambulatory surgery centers and hospitals related to the surgical management of bunion and related midfoot deformities. The Company's chief executive officer is the chief operating decision maker ("CODM"). The CODM regularly reviews entity-wide net income and operating results compared to budget and forecast information to assess the Company's performance and to allocate resources for its single reporting segment. The measure of profit or loss is reported in the Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Company's Balance Sheets. The Company does not have any intra-entity sales or transfers. All long-lived assets are maintained in the United States.

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

Available-for-sale securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees' financial condition and the Company's intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in fair value judged to be other-than-temporary are included in Other income, net on the Company's Statements of Operations and Comprehensive Loss. The Company has elected to exclude accrued interest receivable in its measurement of the allowance for credit losses for available-for-sale securities. The Company will cease interest accruals and reverse previously accrued interest through interest income based on management's evaluation of the facts and circumstances of each security under review. The Company did not record any other-than-temporary impairments related to marketable securities in the Company's Statements of Operations and Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023.

Accounts Receivable and Allowances

Accounts receivable are generally from hospitals, ambulatory surgery centers, and stocking distributors and are stated at amounts billed less allowances for credit losses. The Company continually monitors customer payments and maintains an allowance for credit losses resulting from a customer's inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer's ability to pay. Accounts receivable are written off when individual balances are no longer collectible. The Company has elected to assume that current conditions as of the balance sheet will not change for the remaining life of the asset when determining the allowance for credit losses. As of December 31, 2025, 2024, and 2023 accounts receivable were $42.2 million, $40.8 million, and $38.1 million, respectively, and are presented net of an allowance for credit losses of $1.8 million, $1.3 million, and $1.0 million, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company recorded provisions for credit losses of $0.7 million, $2.9 million, and $0.4 million, respectively. The increase in provision for credit losses for the year ended December 31, 2024 is due to a write-off of receivables due from a customer that filed for bankruptcy in the second quarter of 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash with established financial institutions and has exposure for balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company's available-for-sale securities portfolio primarily consists of U.S. treasury and agency securities, money market funds, commercial paper, Yankee CDs, high credit quality asset-backed securities and corporate debt securities. The Company's investment policy requires its available-for-sale securities to meet certain criteria including investment type, credit ratings, and a maximum portfolio duration of one year.

The Company earns revenue from the sale of its products to customers such as hospitals, ambulatory surgery centers, and stocking distributors. The Company's accounts receivable is derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At December 31, 2025 and 2024, no customer accounted for more than 10% of accounts receivable. For the years ended December 31, 2025, 2024, and 2023, there were no customers that represented 10% or more of revenue.

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

The Company considers the lease term to be the non-cancelable period that the Company has the right to use the underlying asset, together with any periods where it is reasonably certain the Company will exercise an option to extend (or not terminate) the lease.

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

The Company has no finance leases as lessee or as lessor. The Company recognizes rental income for subleases of its leased property on a straight-line basis over the lease term.

Inventories

Inventories consist primarily of surgical kits and components as finished goods and are stated at the lower of cost or net realizable value. Cost is determined based on an average cost method which approximates the first-in, first-out basis and includes primarily outsourced manufacturing costs and direct manufacturing overhead costs. The Company reviews inventory for excess, obsolescence, and field losses and writes down inventory, as necessary. For the years ended December 31, 2025, 2024, and 2023, the Company recorded a provision to cost of goods sold of $2.9 million, $1.8 million, and $0.9 million, respectively, for excess, obsolete, and field related losses to inventory.

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

Implant kits, single use instruments, and other complementary products are sold in the United States through a combination of a direct employee sales force and independent sales agencies, and the Company initiated a program in 2025 to sell its products to a small number of stocking distributors. The Company invoices hospitals, ambulatory surgery centers, and stocking distributors for the implant kits and other products and pays commissions to only the sales representatives and independent sales agencies. The Company has no international sales.

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

The Company identifies performance obligations based on the terms of the contract and customary business practices, which include products that are distinct, or a series of distinct goods that are substantially the same and that have the same pattern of transfer to the customer. The transfer of the Company's products to the customer is a distinct performance obligation. The Company does not have any material performance obligations other than the transfer of the products to the customer.

The transaction price in the Company's customer contracts includes fixed consideration to be contractually billed to the customer while variable consideration includes the right of return. The Company does not allocate the transaction price or any variable consideration to the right of return. The Company did not recognize a refund liability as of December 31, 2025 and 2024, and there were negligible returns during the years ended December 31, 2025, 2024, and 2023. The Company has elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer.

For shipments to customers, the Company generally offers the right to return the product within 30 days for a full refund, and for returns between 30 and 90 days, the Company offers a full refund less a 15% restocking fee. The Company does not have a history of material product returns for refund. Customer invoices are generally payable within 30 days except for stocking distributors which have longer payment terms. The Company's products are generally sold with a limited standard warranty to the original purchaser of the products against defects in workmanship and materials for 180 days. The Company's liability is limited to providing, at the Company's option, a full refund or credit of the purchase price, or repairing or replacing the product, provided that the customer returns the defective product within 180 days from the purchase date. To date, the Company has had negligible returns of any products alleged to be defective.

Revenue for products is recognized when a customer obtains control of the promised products, which is generally when the customer has the ability to (i) direct its use and (ii) obtain substantially all of the remaining benefits from it. Revenue recognition occurs for the majority of its sales when control of the product transfers to the customer, which is generally at the time the product is used in surgery. The Company also generates a small percentage of total revenues from the sale of products when the products are ordered by hospitals, surgery centers, and stocking distributors in advance of a surgery procedure. The performance obligation is the delivery of the products and therefore, revenue is recognized either at shipment or upon receipt by the customer depending upon the contractual terms of the purchase and when the risk of ownership transfers to the customer.

Contract Costs

The Company applies the practical expedient to recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period would be one year or less. These incremental costs include sales commissions paid to the Company's independent sales agencies or employee sales representatives.

Cost of Goods Sold

Cost of goods sold consists primarily of direct costs for the purchase of the Company’s products from third-party manufacturers. Cost of goods sold also includes royalties, overhead, shipping costs, tariffs, sterilization, product testing, and packaging. The Company expenses all inventory provisions for excess, obsolete, and field losses as cost of goods sold. The Company evaluates the carrying value of its inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess or obsolete inventory on hand, which could lead to additional provisions.

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

Shipping and Handling

The Company has elected to account for shipping and handling activities as fulfillment activities. As such, the Company does not evaluate shipping and handling as promised services to its customers. The Company may bill customers for shipping and handling costs. Amounts billed for shipping and handling are included in revenue. Shipping and handling costs incurred by the Company are included in sales and marketing expense. Shipping and handling costs totaled $1.7 million, $1.4 million, and $1.3 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales and marketing expenses. Advertising expense includes the cost of advertising across the various mediums the Company employs, including print, digital, radio and television. Advertising costs totaled approximately $6.6 million, $14.8 million, and $16.1 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Product Liability

The Company believes it carries adequate insurance for possible product liability claims. Accruals for product liability claims and legal defense costs in excess of insured amounts are recorded if it is probable that a liability has been incurred and the amount of any liability can be reasonably estimated. No accruals for product liability claims had been recorded as of December 31, 2025 and 2024.

Debt

Debt issuance costs and discount are presented net of the outstanding debt balance for the term loan and as an asset for the revolving loan as there is no outstanding revolving loan balance. Debt issuance costs and discount include fees payable to the lender related to the term loan either at a specific future date or at the time the loan is repaid. Debt issuance costs and discount are amortized to interest expense using the effective interest method.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Compensation-Stock Compensation, using a fair-value based method. The Company determines the fair value of stock options and performance-based restricted stock awards units ("PSUs") on the date of grant. The fair value for restricted stock unit awards is the fair value of the stock at the grant date.

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
•
Expected Volatility. In prior years, the expected volatility is derived from the historical stock volatilities of comparable publicly listed peers over a period approximately equal to the expected term of the options as the Company does not have sufficient trading history to determine the volatility of its common stock.
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

The Company continues to use judgment in evaluating the expected volatility and expected terms utilized for the fair value of stock options on a prospective basis. The Company used the simplified method to determine the expected term for options due to the lack of employee exercise history since our initial public offering ("IPO"). As the Company continues to accumulate additional data, the Company may make refinements to the assumptions, which could materially impact the future stock-based compensation expense.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, unvested restricted stock units, performance-based restricted stock units, and restricted stock awards are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2025, 2024, and 2023, diluted net losses per common share were the same as basic net losses per common share for these periods.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) ("ASC 740"). The update requires all public business entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold and an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. In addition, the update requires certain new disclosures of the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid (net of refunds received). Other new disclosures required include income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The Company adopted the standard January 1, 2025 on a prospective basis. Refer to Note 10, "Income Taxes," for the new tax related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326) ("ASC 326") Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. The Company early adopted the standard on December 31, 2025 on a prospective basis. The adoption of this update did not have a material impact on the Company's financial statements.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis—The following assets and liabilities are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$7,836	$—	$—	$7,836
Short-term marketable securities at fair value
U.S. treasury and government agencies	6,218	500	—	6,718
Corporate debt	—	19,302	—	19,302
Asset-backed securities	—	10,438	—	10,438
Yankee CD	—	1,201	—	1,201
Total assets	$14,054	$31,441	$—	$45,495

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$4,798	$—	$—	$4,798
Corporate debt	—	1,197	—	1,197
Short-term marketable securities at fair value
U.S. treasury and government agencies	10,008	—	—	10,008
Commercial paper	—	495	—	495
Corporate debt	—	32,269	—	32,269
Asset-backed securities	—	14,781	—	14,781
Yankee CD	—	6,774	—	6,774
Total assets	$14,806	$55,516	$—	$70,322

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

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 and December 31, 2024.

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

The intangible assets balance as of December 31, 2025 and 2024 consisted of the following (in thousands):

		December 31, 2025			December 31, 2024
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$9,500	$2,375	$7,125	$9,500	$1,425	$8,075

Intangible assets consist of developed technology. The fair value was determined with the assistance of an external valuation specialist using an income approach, in accordance with ASC Topic 805—Business Combinations. The developed technology is a finite-lived intangible asset with a useful life of ten years that is amortized on straight-line basis.

The intangible amortization for the years ended December 31, 2025, 2024 and 2023 was $1.0 million, $1.0 million, and $0.5 million, respectively.

Estimated intangible amortization expense as of December 31, 2025 for the next five years is as follows (in thousands):

2026	$950
2027	950
2028	950
2029	950
2030	950

The goodwill balance as of December 31, 2025 is as follows (in thousands):

Balance as of December 31, 2024	$12,815
Acquisitions	—
Balance as of December 31, 2025	$12,815

On July 1, 2025, we evaluated the goodwill for impairment. We determined after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of goodwill was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test. No impairment charges for finite-lived intangibles or goodwill were recorded in any of the periods presented.

6. Balance Sheet Components

Cash and Cash Equivalents

The Company's cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Cash	$2,872	$5,355
Cash equivalents
Money market funds	7,836	4,798
Corporate debt	—	1,197
Total cash and cash equivalents	$10,708	$11,350

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$6,709	$9	$—	$6,718
Corporate debt	19,254	48	—	19,302
Asset-backed securities	10,423	16	(1)	10,438
Yankee CD	1,201	—	—	1,201
Total marketable securities—short-term	$37,587	$73	$(1)	$37,659

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$9,998	$10	$—	$10,008
Commercial paper	495	—	—	495
Corporate debt	32,216	55	(2)	32,269
Asset-backed securities	14,747	35	(1)	14,781
Yankee CD	6,774	—	—	6,774
Total marketable securities—short-term	$64,230	$100	$(3)	$64,327

As of December 31, 2025, there were no available-for-sale securities with unrealized losses greater than 12 months. There was not an allowance for credit losses required for available-for-sale securities as of December 31, 2025 and 2024.

As of December 31, 2025, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the years ended December 31, 2025, 2024 and 2023, there were no material gains or losses from sales of available-for-sale securities.

As of December 31, 2025 and 2024, accrued interest of $0.3 million and $0.6 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in Prepaid expenses and other current assets on the Balance Sheets.

As of December 31, 2025 all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and Equipment, Net

The Company's property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Furniture and fixtures	$2,569	$2,565
Construction in progress	1,069	612
Machinery and equipment	3,663	3,081
Capitalized surgical equipment[1]	33,147	22,669
Computer equipment	1,225	1,160
Leasehold improvements	10,591	10,244
Software and website development	1,357	927
Total property and equipment	53,621	41,258
Less: accumulated depreciation and amortization	(23,869)	(15,305)
Property and equipment, net	$29,752	$25,953

1Capitalized surgical equipment includes $28.0 million and $18.3 million that is ready for its intended use and has started depreciating and $5.1 million and $4.4 million that is not ready for its intended use and has not started depreciating as of December 31, 2025 and 2024, respectively.

Depreciation and amortization expense for property and equipment was $9.7 million, $7.5 million, and $4.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company did not record impairment charges for its property and equipment, net for the years ended December 31, 2025 and 2024.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued royalties expense	$1,830	$2,259
Accrued interest	239	420
Accrued professional services	1,532	337
Accrued compensation expense for RPM-3D earn-out[1]	—	2,125
Other accrued expense	2,183	2,056
Total accrued liabilities	$5,784	$7,197

1On June 12, 2023, the Company acquired certain assets of RPM-3D that included an earn-out payment related to the technological advancements and patent milestones, which was paid on January 15, 2025.

Other liabilities

Other liabilities consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Current portion of operating lease liabilities	$552	$413
Short-term debt[1]	1,745	—
Other	132	97
Total other liabilities	$2,429	$510

lSee Note 7, "Long-Term Debt," for information regarding the legal cost financing related to the lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. Short-term debt includes $1.1 million in financed legal costs as of December 31, 2025 and reflects the amount that may be called within the next twelve months. In addition, short-term debt includes $0.6 million of insurance premiums payable over the next six months.

7. Long-Term Debt

The Company's debt consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Revolving line of credit
MidCap revolving loan facility	$—	$4,000
Term loans
MidCap term loan facility	—	50,000
SLR term loan facility	60,000	—
Total term and revolving loans	60,000	54,000
Less: debt discount and issuance costs	(4,417)	(694)
Total long-term debt, net	$55,583	$53,306

As of December 31, 2025, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2026	$—
2027	—
2028	—
2029	—
2030	60,000
Total principal payments	60,000
Less: Unamortized debt discount and debt issuance costs	(4,417)
Total long-term debt, net	$55,583

SLR Term Loan and Revolving Loan Facility

On December 17, 2025, the Company entered into a term loan agreement with SLR Investment Corp. ("SLRIC") and several affiliates and a revolving loan agreement with Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL ("SLR ABL" and collectively with SLRIC, referred to as "SLR").

The term loan agreement provides a 60 month term loan facility for up to $125.0 million in borrowing capacity to the Company over four tranches. At closing, the Company borrowed $60.0 million under tranche one. The remaining three tranches provide up to an additional $65.0 million, of which $10.0 million (tranche two) is available immediately and $55.0 million is subject to achievement of certain revenue objectives.

The revolving loan agreement provides a 60 month revolving loan facility for up to $30.0 million in additional borrowing capacity. The amount available is based on a borrowing base calculation determined by the Company's accounts receivable and inventory assets. The borrowing base at December 31, 2025 was $30.0 million. The Company may request SLR ABL to approve two additional $10.0 million increases for a total commitment of $50.0 million. As of December 31, 2025, the Company had not drawn on the revolving loan facility.

The term loan bears interest at a rate per annum equal to the 1-Month SOFR plus 5.05%. The 1-Month SOFR is the greater of (1) the forward looking term rate based on the one month tenor and (2) 3.0% per annum, with the rate reset monthly. The revolving loan bears interest at a rate per annum equal to the 3-Month SOFR plus 4.0%. The 3-Month SOFR is the greater of (1) the forward looking term rate based on the three month tenor and (2) 3.0% per annum, with the rate reset daily. The interest is payable monthly in arrears on the first day of each month and on the maturity of the loans. The Company is obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company's election to extend the initial interest-only period by 12 months to 60 months total, subject to the Company's achievement of a trailing 12-month EBITDA objective measured as of September 30, 2029.

The Company pays a servicing collateral monitoring fee of 1.2% per annum on the average borrowing base and an unused line fee equal to 0.5% per annum on the average unused portion of the commitment. The revolving loan facility agreement provides for SLR ABL to control the Company's lockbox account in the event that the Company begins to draw on the revolving loan. If the Company draws on the revolving loan, the lockbox receipts sweep to the lender and reduce the revolving loan's outstanding balance.

The Company is obligated to pay a $0.4 million fee payable on the earlier of funding tranche two, June 30, 2027, or the prepayment of the term loan and a $0.2 million fee payable on the earlier of funding tranche three, March 31, 2028, or the prepayment of the term loan. In addition, the term loan has a final payment fee of 3.95% of the amount borrowed under the term loan. These fees are recorded as debt issuance costs related to the term loan and within Other long-term liabilities on the Balance Sheets.

If the term loan is repaid before final maturity or the revolving loan facility is terminated before the end of its term, the Company pays a prepayment fee of 3.0% of the term loan balance or the commitment amount in the first year, 2.0% in the second year and 1.0% in the third year and thereafter. The prepayment fees are waived if the Company refinances the outstanding balances with SLR or its affiliates.

The loans are secured by substantially all of the Company's assets, including intellectual property. The loan agreements contain customary representations and warranties and affirmative and negative covenants. The Company is required to meet (1) a minimum liquidity requirement that the Company's cash and cash equivalents and marketable securities held subject to control agreements in favor of the lenders exceed 60% of the term loan outstanding and (2) certain minimum revenue covenants but only if the Company does not meet the minimum liquidity requirement. The Company meets the minimum liquidity requirement at December 31, 2025.

MidCap Loan and Revolving Loan Facility

On April 29, 2022, the Company entered into a five-year $150.0 million loan facility with entities affiliated with MidCap Financial Trust ("MidCap"), providing up to $120.0 million in term loans and a $30.0 million revolving loan facility.

The term loan facility provided for a 60-month term loan up to $120.0 million in borrowing capacity to the Company, over four tranches. At term loan closing in 2022, the Company drew $50.0 million under tranche one. At December 31, 2024, all term loan tranches had expired and were no longer available to draw.

The MidCap revolving loan facility provided up to $30.0 million in borrowing capacity to the Company based on the borrowing base. The MidCap borrowing base was calculated based on certain accounts receivable and inventory assets. As of December 31, 2024, the borrowing base allowed $26.0 million of remaining availability to the Company under the revolving loan facility, net of the balance drawn of $4.0 million. The Company was required to either (i) maintain a minimum drawn balance under the revolving loan facility or (ii) pay a minimum balance fee that was equal to the amount of the minimum balance deficit multiplied by the applicable interest rate during the period. MidCap had the right to apply funds collected from the Company's lockbox account to reduce the outstanding balance of the revolving loan facility ("Lockbox Deductions") if the outstanding balance under the revolving loan facility exceeded certain thresholds or the Company was in default. As of December 31, 2024, the Company's borrowing level had not activated the Lockbox Deductions, nor was it expected to for the next 12 months; therefore, the Company determined that the revolving loan balance was long-term debt.

The MidCap loans bore interest at an annual rate based on a 30-day forward looking secured overnight financing rate plus 0.10% (subject to a floor of 1.0% and a cap of 3.0% for both loan agreements) plus (i) 6.0% under the term loan agreement and (ii) 4.0% under the revolving loan facility. Interest was payable monthly in arrears on the first day of each month and on the maturity of the loan agreements. The term loan agreement and the revolving loan facility accrued interest as of December 31, 2024 at the capped interest rates of 9% and 7%, respectively. The Company was obligated to pay interest only for the first 48 months and straight-line amortization for the remaining 12 months, subject to the Company's option to extend the initial interest-only period by 12 months to 60 months total if the Company's trailing twelve-month revenue was at or above certain levels. The Company paid a 1% prepayment fee and the final payment fee of 3.0% on the term loan and 1% prepayment fee on the revolving loan commitment amount.

The MidCap loans were secured by all of the Company's assets, including intellectual property. The loan agreements and other ancillary loan documents contained customary representations and warranties and affirmative and negative covenants. Under the MidCap loan agreements, the Company was not required to meet any minimum level of revenue if liquidity (defined as unrestricted cash plus undrawn availability under the MidCap revolving loan agreement) was greater than the outstanding balance under the term loan. If liquidity fell below such outstanding balance, then the Company would be subject to a minimum trailing twelve-month revenue covenant. The Company was not subject to this covenant at December 31, 2024.

The MidCap term and revolving loan facilities were repaid in the fourth quarter of 2025, as part of the refinancing with SLR. The Company incurred a $2.7 million loss on extinguishment of debt related to terminating its previously outstanding borrowing agreements with MidCap.

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $5.3 million, $5.3 million, and $5.2 million, respectively, in interest expense related to debt agreements.

Legal Cost Financing

On March 25, 2025, the Company entered into an agreement with its primary legal counsel related to the pending patent and unfair competition dispute with Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") to defer payment of certain legal costs incurred in 2025 and 2026 related to the dispute. The agreement anticipates that the amount financed by the Company would not exceed $5.0 million over this two-year period. The deferred portion of the legal costs bear interest at 10% per annum. The total principal and interest financed is scheduled to be repaid in twelve equal monthly installments beginning January 2027. However, if certain thresholds for the currently paid portion of legal costs are not reached in 2025 and 2026, primary counsel has the option to require a portion of the deferred balances up to the current threshold amount to be reallocated to currently due. The amount of legal costs that are not deferred are due according to normal billing terms and are subject to certain contractual thresholds. All current and deferred legal costs are expensed as incurred. All amounts financed as of December 31, 2025 are classified as current debt and are included in Other liabilities on the Balance Sheets as the primary legal counsel has the option to reallocate the deferred legal costs to currently due up to the threshold. See Note 6, "Balance Sheet Components," for additional information on the amounts of the deferred legal costs.

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

As of December 31, 2025 and 2024, the Company has royalty agreements with certain members of its Surgeon Advisory Board and other surgeon consultants providing for royalties based on each individual's level of contribution. Royalty agreements: (i) are for a term of either three or ten years, renewable by the parties, and may be terminated by either party on 90 days' notice for convenience (provided that if terminated by the Company for convenience the obligation to pay royalties is not affected); (ii) confirm the irrevocable transfer to the Company of all pertinent intellectual property rights; (iii) set the applicable royalty rate; (iv) set the period of time during which royalties are payable; and (v) prohibit the payment of royalties on products sold to entities and/or individuals with whom the surgeon advisor or any other surgeon advisor entitled to royalties is affiliated. Each of the royalty agreements may be subsequently amended to add the license of additional intellectual property covering new products, and as a result, multiple royalty rates and duration of royalty payments may be included in one royalty agreement.

As of December 31, 2025 and 2024, the Company's royalty agreements provide for (i) royalty payments for 10 years from first commercial sale of the relevant product, and (ii) a royalty rate for each such agreement ranging from 0.2% to 3.0% of net sales for the particular product to which the surgeon contributed.

As of December 31, 2025, 2024 and 2023, the Company has royalty agreements with certain surgeon consultants. The Company recognized royalty expense for the years ended December 31, 2025, 2024, and 2023 of $6.4 million, $6.8 million, and $6.9 million, respectively, resulting in an aggregate royalty rate of 3.0%, 3.2%, and 3.7%, respectively.

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

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-WWB-PDB) against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between May 8, 2023 and May 7, 2024 alleging that the Company and certain of its officers violated federal securities laws by making false or misleading statements and failing to disclose material adverse facts about the Company's business, operations and prospects. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. On July 1, 2025, the court appointed the lead plaintiff and lead counsel. The plaintiff filed an amended complaint on July 31, 2025, and the Company filed a motion to dismiss on September 5, 2025. The action is in the preliminary stage. The Company disputes the allegations in the complaint and intends to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and the Company cannot reasonably estimate the potential impact, if any, on its business or financial statements at this time. The Company is insured for Directors and Officers liability for amounts in excess of the retention and up to the policy limits.

There were no accrued contingent liabilities as of December 31, 2025 and 2024.

9. Operating Leases

The Company's leases consist of real estate leases in Ponte Vedra, Florida, including a ten-year operating lease for its corporate headquarters.

The Company's leases contain options to renew, none of which the Company is reasonably certain to exercise. The lease agreements do not contain any residual value guarantees or restrictive covenants. For the headquarters lease, the Company is provided a tenant improvement allowance for the construction of leasehold improvements, of which $1.5 million is remaining as of December 31, 2025. In exchange for construction management and supervision services related to these improvements, the Company paid the lessor a fee equal to one and a half percent (1.5%) of total construction costs.

In addition to base rent, the Company pays variable costs related to its share of operating expenses under certain of its lease arrangements. These variable costs are recorded as lease expense as incurred and presented as Operating expenses in the Statements of Operations and Comprehensive Loss. Variable lease costs were $1.0 million, $0.9 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Operating lease cost was $2.3 million, $2.3 million, and $2.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. During the years ended December 31, 2025, 2024, and 2023, cash paid for amounts included in operating lease liabilities of $3.4 million, $2.9 million, and $2.2 million, respectively, was included in cash flows from operating activities on the Statements of Cash Flows.

Additional information related to operating leases is as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years)	6.5	7.3
Weighted average discount rate	9.4%	9.3%

The following table summarizes a maturity analysis of operating lease liabilities showing the aggregate lease payments as of December 31, 2025 (in thousands):

Fiscal Year
2026*	$1,857
2027	3,097
2028	3,159
2029	3,222
2030	3,287
Thereafter	5,329
Total undiscounted lease payments	19,951
Less: imputed interest	(5,417)
Total discounted lease payments	14,534
Less: Current portion of lease liability	(552)
Noncurrent portion of lease liability	$13,982

*Amount presented is net of allowance for tenant improvements.

The Company recorded rental income for its subleases of $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. All subleases are classified as operating leases.

10. Income Taxes

The Company has not recorded an income tax provision for the years ended December 31, 2025, 2024 and 2023 due to its operating losses. All losses before income taxes were generated in the United States.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (in thousands):

	December 31, 2025
	Amount	%
Tax at U.S. statutory rate	$(12,390)	(21)%
State and local income taxes*	—	—
Tax credits
Research and development tax credits	(697)	(1)
Changes in valuation allowance	8,141	13
Nontaxable and nondeductible items
Share-based payment awards	5,087	9
Others	315	1
Other adjustments	(456)	(1)
Effective tax rate	$—	—%

*The state tax expense is zero due to losses with no state contributing to the majority (greater than 50%) of the tax effect of the state and local income taxes.

A reconciliation of the statutory federal income tax to the Company's effective tax for years prior to the adoption of ASU 2023-09 is as follows:

	December 31,
	2024	2023
Income tax at the statutory rate	(21)%	(21)%
Stock-based and other compensation	5	(1)
State taxes, net of federal benefit	(2)	(3)
Research and development credits	(1)	(1)
Change in valuation allowance	17	25
Other	2	1
Effective tax rate	—%	—%

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$38,092	$28,188
Interest expense	3,325	2,423
Stock based compensation	6,920	6,376
Accrued bonus	726	1,013
Research and development expenses	2,308	3,483
Research and development credits	2,289	1,592
Intangible assets	908	1,099
Operating lease liabilities	3,609	3,777
Other	2,165	1,319
Total deferred tax assets	60,342	49,270
Less: valuation allowance	(56,671)	(44,146)
Net deferred tax assets	$3,671	$5,124

Deferred income tax liabilities
Depreciation: property and equipment	$(1,764)	$(3,028)
Operating lease right-of-use assets	(1,890)	(2,014)
Other	(17)	(82)
Total deferred tax liabilities	(3,671)	(5,124)
Net deferred tax liabilities	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the Company's history of net losses, the deferred tax assets have been fully offset by a full valuation allowance of $56.7 million and $44.1 million as of December 31, 2025 and 2024, respectively. The Company's changes in the deferred tax asset valuation allowance for the years ended December 31, 2025 and 2024, were $12.5 million and $8.9 million, respectively.

The Company had unused federal and state net operating loss carryforwards of approximately $153.8 million and $117.9 million, respectively, as of December 31, 2025, and federal and state net operating loss carryforwards of approximately $121.8 million and $59.8 million, respectively, as of December 31, 2024. The net operating loss carryforwards begin to expire in 2034. The Company's research and development tax credit carryforwards were $2.3 million and $1.6 million as of December 31, 2025 and 2024, respectively, and begin to expire in 2037.

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

Management has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company. The Company is generally not subject to U.S. Federal and state income tax examinations by tax authorities for tax years before 2021.

11. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock. As of December 31, 2025, and December 31, 2024, no shares of preferred stock were outstanding.

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

At December 31, 2025, 3,156,928 shares of common stock remain available for issuance as awards under the 2021 Plan. In January 2026, the number of shares of common stock available for issuance under the 2021 Plan was increased by 3,193,193 shares as a result of the automatic increase provision in the 2021 Plan.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the grant dates. The Company did not grant stock options in 2025. The following assumptions were used for options granted during 2024 and 2023 fiscal years:

	December 31,
	2024	2023
Expected term (in years)	6.25	6.25
Expected volatility	37.84% - 37.93%	37.43% - 37.61%
Risk-free interest rate	4.00% - 4.43%	3.75% - 4.44%
Expected dividend yield	0.00%	0.00%

Stock option activity for 2025 under the Stock Plans is set forth below:

	Number of Shares	Weighted- Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	7,747,920	5.95	$11.60
Options granted	—		—
Options exercised	(356,446)		1.53
Options canceled or expired	(233,981)		13.86
Outstanding as of December 31, 2025	7,157,493	4.97	$11.97	$2,207
Options vested and expected to vest at December 31, 2025	7,104,313	4.95	$11.91	$2,207
Options vested and exercisable at December 31, 2025	6,110,890	4.58	$10.85	$2,207

The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $1.6 million, $2.0 million, and $8.3 million, respectively.

Restricted Stock Units and Awards

Full value award activity for 2025 under the Stock Plans is set forth below:

	Full Value Awards
	RSUs	Weighted-Average Grant Date Fair Value	RSAs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	4,433,497	$11.04	356	$31.50
Shares or units granted	3,408,354	7.94	—	—
Shares or units vested or released	(1,280,056)	11.24	(356)	31.50
Shares or units forfeited	(649,702)	10.22	—	—
Unvested as of December 31, 2025	5,912,093	$9.30	—	$—

RSUs and RSAs granted under the 2021 Plan generally vest annually over 4 years in equal installments.

Performance Share Units

The Company grants market condition PSU awards subject to market and service vesting conditions to certain executives under the Company's 2021 Plan. The actual number of PSUs that will vest at the end of the measurement period is determined based on the Company's total stockholder return ("TSR") ranking relative to the TSR of a published index of the Company's peers. The measurement period for its outstanding awards is three years. The grant date value of each target PSU award was determined using a Monte Carlo valuation model. Over the performance period, if the service vesting conditions are met, the actual number of PSUs earned may vary from zero, if performance thresholds are not met, to as much as 200%. In 2025, the Company issued a small number of PSU awards that vest on other performance conditions. The fair value of these PSUs is based on the stock price on the grant date and expense is recognized if the performance condition is probable of occurring. The service requirement for these awards is up to approximately 3 years; however, the employee must remain employed at the time the performance condition is met to receive the award.

The table below summarizes the assumptions used to estimate the grant date fair value of the market condition PSUs granted:

	Year Ended December 31,
	2025	2024	2023
Weighted average expected volatility of common stock	90.56%	67.68%	61.12%
Expected volatility of peer index	20.62% to 102.00%	20.99% to 83.87%	21.61% to 95.93%
Correlation coefficient of peer index	0.05 to 1.00	0.08 to 1.00	0.08 to 1.00
Weighted average risk-free interest rate	4.29%	4.07%	4.76%
Dividend yield	0.00%	0.00%	0.00%

PSU activity for 2025 under the Stock Plans is set forth below:

	Number of Shares	Weighted Average Granted Date Fair Value
Unvested as of December 31, 2024	944,175	$24.88
Granted	1,160,625	9.13
Vested	(7,775)	8.29
Canceled or forfeited[1]	(496,625)	30.61
Unvested as of December 31, 2025	1,600,400	$11.76

1The market condition PSUs from the Company's 2023 grant were all canceled due to not achieving the required objectives.

Share-based compensation expense is reflected in the Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$436	$419	$228
Sales and marketing expense	6,867	6,971	4,556
Research and development expense	3,972	4,349	2,053
General and administrative expense	22,548	18,864	10,515
Total	$33,823	$30,603	$17,352

The weighted-average grant date fair values of the stock options granted were $4.96 and $10.42 per share for the years ended December 31, 2024 and 2023, respectively. The total grant date fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 were $14.5 million, $16.6 million, and $10.1 million, respectively.

As of December 31, 2025, there was $4.1 million of unrecognized share-based compensation expense related to stock options, which the Company expects to recognize over a weighted-average period of 1.23 years. As of December 31, 2025, there was $35.4 million of unrecognized share-based compensation expense related to RSAs and RSUs, which the Company expects to recognize over a weighted-average period of 2.56 years. As of December 31, 2025, unrecognized compensation expense for PSUs was $8.3 million; the expense is expected to be recognized over the weighted-average period of 1.74 years.

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

At December 31, 2025, 2,843,833 shares of common stock are reserved for issuance under the ESPP. In January 2026, the number of shares of common stock available for issuance under the ESPP was increased by 638,638 to 3,482,471 shares as a result of the automatic increase provision in the ESPP.

12. Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan trust for its employees who satisfy certain eligibility requirements. An employee will be eligible to become a participant in the plan for purposes of (i) elective deferrals and matching contributions on the employee's date of hire and (ii) employer profit sharing contributions after completing one year of service.

The Company matches employee contributions to the 401(k) plan at a rate equal to 100% of the first 3% of the employee's pre-tax salary contributed and 50% of any additional contributions, including and up to 5% of the employee's pre-tax salary. Participants vest in their Company matching contributions immediately upon eligibility to participate in the plan and in any potential future nonelective contributions by the Company on a one-to-six year graded vesting schedule.

Expense for employer contributions under this plan were $2.3 million, $1.6 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

13. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the years ended December 31, 2025, 2024, and 2023, respectively, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net loss	$(59,002)	$(55,743)	$(49,527)
Denominator
Weighted-average common stock outstanding, basic and diluted	63,269,003	62,112,037	60,852,153
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(0.90)	$(0.81)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company's net loss, in common stock equivalent shares:

	As of December 31,
	2025	2024
Common stock options issued and outstanding	7,157,493	7,747,920
Unvested full value awards	5,912,093	4,433,853
Contingently issuable PSU shares	300,000	—
Total	13,369,586	12,181,773

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) before filing this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Treace Medical Concepts, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Treace Medical Concepts, Inc. (a Delaware corporation) (the "Company") as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Jacksonville, Florida

February 27, 2026

Item 9B. Other Information.

(a) Information required to be disclosed in a report on Form 8-K.

None.

(b) Insider Trading Arrangements.

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

The other information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is GRANT THORNTON LLP, Jacksonville, FL, Auditor Firm ID: 248.

The other information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report:
(1)
FINANCIAL STATEMENTS

Our financial statements are listed in the "Index to the Financial Statements" under Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report.

(2)
FINANCIAL STATEMENT SCHEDULES

Schedule II. Valuation and Qualifying Accounts (in thousands):

		Additions
	Balance at beginning of period	Charged to expenses	Charged to other accounts	Write-offs and deductions, net of recoveries	Balance at end of period
Allowance for credit losses:
Year ended December 31, 2025	$1,326	$834	$—	$(267)	$1,893
Year ended December 31, 2024	980	2,947	—	(2,601)	1,326
Year ended December 31, 2023	735	434	—	(189)	980
Deferred tax asset valuation allowance:
Year ended December 31, 2025	$44,146	$12,525	$—	$—	$56,671
Year ended December 31, 2024	35,211	8,935	—	—	44,146
Year ended December 31, 2023	22,864	12,347	—	—	35,211
(3)
EXHIBITS

The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein.

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Treace Medical Concepts, Inc.	8-K	001-40355	3.1	4-27-21
3.2	Amended and Restated Bylaws of Treace Medical Concepts, Inc.	8-K	001-40355	3.2	4-27-21
4.1	Form of Common Stock Certificate	S-1/A	333-254863	4.2	4-19-21
4.2	Description of common stock of Treace Medical Concepts, Inc.	10-K	001-40355	4.2	3-4-22
10.1+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and John T. Treace	S-1/A	333-254863	10.13	4-19-21
10.2+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Mark L. Hair	S-1/A	333-254863	10.6	4-19-21
10.3+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Scot M. Elder	10-K	001-40355	10.7	3-4-22
10.4+	Incentive Letter Agreement between Treace Medical Concepts, Inc. and Scot M. Elder	10-Q	001-40355	10.3	5-8-25

10.5+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Sean F. Scanlan	10-Q	001-40355	10.7	8-5-21
10.6+	Change in Control Severance Agreement by and between Treace Medical Concepts, Inc. and Gaetano Guglielmino	10-K	001-40355	10.6	2-27-25
10.7+	Incentive Letter Agreement between Treace Medical Concepts, Inc. and Gaetano M. Guglielmino*	10-Q	001-40355	10.1	8-7-25
10.8+	Form of Indemnification Agreement for directors and executive officers	S-1/A	333-254863	10.1	4-19-21
10.9+	2014 Stock Plan, as amended	S-1	333-254863	10.2(a)	3-30-21
10.10+	Form of Stock Option Agreement for Directors under 2014 Stock Plan	S-1	333-254863	10.2(b)	3-30-21
10.11+	Form of Stock Option Agreement for Employees under 2014 Stock Plan	S-1	333-254863	10.2(c)	3-30-21
10.12+	Form of Notice of Option Exercise under 2014 Stock Plan	S-1	333-254863	10.2(d)	3-30-21
10.13+	2021 Incentive Award Plan and related form agreements	S-1/A	333-254863	10.3	4-19-21
10.14+	Form of Performance Stock Unit Award For Employees under 2021 Incentive Award Plan	10-Q	001-40355	10.1	11-9-23
10.15+	2021 Employee Stock Purchase Plan	S-1/A	333-254863	10.11	4-19-21
10.16+	Non-Employee Director Compensation Program					X
10.17	Form of Product Development Royalty Agreement	S-1	333-254863	10.12	3-30-21
10.18	Credit Agreement (Revolving Loan) dated as of December 17, 2025, between Treace Medical Concepts, Inc. and Gemino Healthcare Finance LLC d/b/a SLR Healthcare ABL*					X
10.19	Loan and Security Agreement dated as of December 17, 2025 among Treace Medical Concepts, Inc. and SLR Investment Corp., as collateral agent and the several lenders and financial institutions*					X
19.1	Insider Trading Compliance Policy	10-K	001-40355	19	2-27-25
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as					X

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy For Recovery of Erroneously Awarded Compensation	10-K	001-40355	97.1	2-27-25
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Treace Medical Concepts, Inc.

Date: February 27, 2026	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ John T. Treace	Title Chief Executive Officer, Founder and Chairman of the Board (Principal Executive Officer)	Date February 27, 2026
John T. Treace
/s/ Mark L. Hair Mark L. Hair	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2026
/s/ John K. Bakewell John K. Bakewell	Director	February 27, 2026
/s/ Lance A. Berry Lance A. Berry	Director	February 27, 2026
/s/ Lawrence W. Hamilton Lawrence W. Hamilton	Director	February 27, 2026
/s/ Elizabeth S. Hanna	Director	February 27, 2026
Elizabeth S. Hanna

/s/ Deepti Jain	Director	February 27, 2026
Deepti Jain

/s/ Jane E. Kiernan	Director	February 27, 2026
Jane E. Kiernan