Form 10-Q
period 2026-03-31
TREACE MEDICAL CONCEPTS, INC.
filed 2026-05-08
CIK 1630627

inno00."333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, 64,872,976 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
•
expected seasonality;
•
the impact of softening consumer sentiment, higher insurance deductibles and costs, higher fuel prices, inflationary pressures, interest rate changes, business downturns, evolving or increased tariffs, armed conflicts, changes in trade policy or global trade disruptions, protracted government shutdowns, and general economic conditions on the overall state of the economy, on patient behavior and demand for elective surgeries, on customers' and suppliers' operations, and on our business and results of operations;
•
our expectations regarding our ability to leverage investments and manage expenses in our commercial organization to support demand for our products and improve profitability;
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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors, many of which are beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report and in other written materials or oral statements made by senior management to analysts, investors, representatives of the media or others may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and any subsequent Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission ("SEC"), and this Quarterly Report under "Risk Factors" and elsewhere in this Quarterly Report. Readers and investors are urged to consider these factors carefully in evaluating the forward-looking statements.

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

PART I–FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Treace Medical Concepts, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$9,544	$10,708
Marketable securities, short-term	42,310	37,659
Accounts receivable, net of allowance for credit losses of $1,563 and $1,824 as of March 31, 2026 and December 31, 2025, respectively	30,358	42,155
Inventories	36,366	36,031
Prepaid expenses and other current assets	4,893	5,501
Total current assets	123,471	132,054
Property and equipment, net	32,063	29,752
Intangible assets, net of accumulated amortization of $2,613 and $2,375 as of March 31, 2026 and December 31, 2025, respectively	6,887	7,125
Goodwill	12,815	12,815
Operating lease right-of-use assets	7,371	7,614
Other non-current assets, net of allowance for credit losses of $52 and $69 as of March 31, 2026 and December 31, 2025, respectively	1,495	1,221
Total assets	$184,102	$190,581
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,537	$6,726
Accrued liabilities	5,978	5,784
Accrued commissions	6,755	9,365
Accrued compensation	5,621	6,331
Other liabilities	2,600	2,429
Total current liabilities	34,491	30,635
Long-term debt, net	55,820	55,583
Operating lease liabilities, net of current portion	13,551	13,982
Other long-term liabilities	3,049	3,049
Total liabilities	106,911	103,249
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 0 shares issued as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 65,033,812 and 64,029,378 shares issued as of March 31, 2026 and December 31, 2025, respectively	65	64
Additional paid-in capital	345,495	337,371
Accumulated deficit	(266,953)	(248,992)
Accumulated other comprehensive income (loss)	(26)	72
Treasury stock, at cost; 248,126 and 165,513 shares as of March 31, 2026 and December 31, 2025, respectively	(1,390)	(1,183)
Total stockholders’ equity	77,191	87,332
Total liabilities and stockholders’ equity	$184,102	$190,581

The accompanying notes are an integral part of these condensed financial statements.

Treace Medical Concepts, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$47,198	$52,570
Cost of goods sold	9,791	10,677
Gross profit	37,407	41,893
Operating expenses
Sales and marketing	33,775	36,122
Research and development	4,622	5,562
General and administrative	16,177	15,791
Total operating expenses	54,574	57,475
Loss from operations	(17,167)	(15,582)
Interest income	501	841
Interest expense	(1,570)	(1,311)
Other income, net	275	130
Other non-operating income (expense), net	(794)	(340)
Net loss	$(17,961)	$(15,922)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(98)	(40)
Comprehensive loss	$(18,059)	$(15,962)

Net loss per share, basic and diluted	$(0.28)	$(0.25)
Weighted-average shares used in computing net loss per share, basic and diluted	64,592,681	62,661,447

The accompanying notes are an integral part of these condensed financial statements.

Treace Medical Concepts, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2025	63,863,865	$64	$337,371	$(248,992)	$72	$(1,183)	$87,332
Issuance of common stock upon exercise of stock options	106,420	—	91	—	—	—	91
Issuance of common stock for vesting of restricted stock units	898,014	1	(1)	—	—	—	—
Share-based compensation expense	—	—	8,034	—	—	—	8,034
Net loss	—	—	—	(17,961)	—	—	(17,961)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(98)	—	(98)
Shares directly withheld from employees for tax payment	(82,613)	—	—	—	—	(207)	(207)
Balances at March 31, 2026	64,785,686	$65	$345,495	$(266,953)	$(26)	$(1,390)	$77,191

Balances at December 31, 2024	62,361,710	$62	$303,004	$(189,990)	$97	$(281)	$112,892
Issuance of common stock upon exercise of stock options	82,829	1	118	—	—	—	119
Issuance of common stock for vesting of restricted stock units	499,572	—	—	—	—	—	—
Share-based compensation expense	—	—	8,693	—	—	—	8,693
Net loss	—	—	—	(15,922)	—	—	(15,922)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(40)	—	(40)
Shares directly withheld from employees for tax payment	(52,605)	—	—	—	—	(401)	(401)
Balances at March 31, 2025	62,891,506	$63	$311,815	$(205,912)	$57	$(682)	$105,341

The accompanying notes are an integral part of these condensed financial statements.

Treace Medical Concepts, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(17,961)	$(15,922)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	899	2,461
Provision for allowance for credit losses	112	500
Share-based compensation expense	8,034	8,693
Non-cash lease expense	571	578
Amortization of debt issuance costs	262	74
Amortization (accretion) of premium (discount) on marketable securities, net	5	(77)
Other, net	587	187
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	11,685	9,289
Inventory	(335)	1,315
Prepaid expenses and other assets	608	1,369
Other non-current assets	(293)	(76)
Operating lease liabilities	(854)	(785)
Accounts payable	6,811	2,701
Accrued liabilities	(3,126)	(6,166)
Other, net	235	57
Net cash provided by (used in) operating activities	7,240	4,198

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(16,071)	(15,090)
Sales and maturities of available-for-sale marketable securities	11,317	16,739
Purchases of property and equipment	(3,062)	(3,543)
Net cash provided by (used in) investing activities	(7,816)	(1,894)

Cash flows from financing activities
Debt issuance costs	(6)	—
Payments on insurance premium financing	(466)	—
Proceeds from exercise of employee stock options	91	119
Taxes from withheld shares	(207)	(401)
Net cash provided by (used in) financing activities	(588)	(282)
Net increase (decrease) in cash and cash equivalents	(1,164)	2,022
Cash and cash equivalents at beginning of period	10,708	11,350
Cash and cash equivalents at end of period	$9,544	$13,372

Supplemental disclosure of cash flow information
Cash paid for interest	$858	$1,229
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$98	$40
Noncash financing activities
Legal cost financing	$497	$45

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

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. The condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2026.

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

Property and Equipment, Net

Property and equipment is recorded at cost. Depreciation and amortization of property, equipment and internal-use software and website costs are recorded using the straight-line method over the estimated useful lives of the related assets.

Amortization expense on internal-use software and website development costs was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Accumulated amortization for software and website development costs was $0.7 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively.

Beginning January 1, 2026, the Company adjusted the useful life of its capitalized surgical instruments from three years to five years. The change in useful life was made as a prospective adjustment and resulted in a decrease of depreciation expense of $1.2 million and decrease of $0.02 on a loss per share basis for the three months ended March 31, 2026. The change in useful life is expected to reduce depreciation expense by $4.6 million for the year ended 2026 based on capitalized surgical instruments balances during the year.

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

The Company earns revenue from the sale of its products to customers such as hospitals, ambulatory surgery centers, and stocking distributors. The Company’s accounts receivable are derived from revenue earned from customers. At March 31, 2026 and December 31, 2025, no customer accounted for more than 10% of accounts receivable. For the three months ended March 31, 2026 and 2025, there were no customers that represented 10% or more of revenue.

Rental Income

The Company recorded rental income for its subleases of $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. All subleases are classified as operating leases.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, Intangibles–Goodwill and Other–Internal-Use Software Topic 350-40: Targeted Improvements to the Accounting for Internal-Use Software ("ASC 350-40"). The update clarifies and modernizes the accounting for costs related to internal-use software. The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities should apply to begin capitalizing costs. The new guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those years. The Company adopted the standard January 1, 2026 on a prospective basis. The adoption of this update did not have a material impact on the Company's financial statements.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis–The following assets and liabilities are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$5,098	$—	$—	$5,098
Corporate debt	—	400	—	400
Short-term marketable securities at fair value
U.S. treasury and government agencies	8,226	498	—	8,724
Corporate debt	—	21,107	—	21,107
Asset-backed securities	—	11,579	—	11,579
Yankee CD	—	900	—	900
Total assets	$13,324	$34,484	$—	$47,808

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$7,836	$—	$—	$7,836
Short-term marketable securities at fair value
U.S. treasury and government agencies	6,218	500	—	6,718
Corporate debt	—	19,302	—	19,302
Asset-backed securities	—	10,438	—	10,438
Yankee CD	—	1,201	—	1,201
Total assets	$14,054	$31,441	$—	$45,495

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

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Cash	$4,046	$2,872
Cash equivalents
Money market funds	5,098	7,836
Corporate debt	400	—
Total cash and cash equivalents	$9,544	$10,708

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$8,735	$1	$(12)	$8,724
Corporate debt	21,113	13	(19)	21,107
Asset-backed securities	11,588	5	(14)	11,579
Yankee CD	900	—	—	900
Total marketable securities—short-term	$42,336	$19	$(45)	$42,310

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$6,709	$9	$—	$6,718
Corporate debt	19,254	48	—	19,302
Asset-backed securities	10,423	16	(1)	10,438
Yankee CD	1,201	—	—	1,201
Total marketable securities—short-term	$37,587	$73	$(1)	$37,659

As of March 31, 2026, there were no available-for-sale securities with unrealized losses greater than 12 months. An allowance for credit losses was not required for available-for-sale securities as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the three months ended March 31, 2026 and 2025, there were no material gains or losses from sales of available-for-sale securities.

As of March 31, 2026 and December 31, 2025, accrued interest of $0.4 million and $0.3 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Condensed Balance Sheets.

As of March 31, 2026, all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Furniture and fixtures	$2,569	$2,569
Construction in progress	1,198	1,069
Machinery and equipment	3,927	3,663
Capitalized surgical equipment[1]	34,958	33,147
Computer equipment	1,232	1,225
Leasehold improvements	10,592	10,591
Software and website development	1,524	1,357
Total property and equipment	56,000	53,621
Less: accumulated depreciation and amortization	(23,937)	(23,869)
Property and equipment, net	$32,063	$29,752

1 Capitalized surgical equipment includes $29.0 million and $28.0 million that is ready for its intended use and have started depreciating and $6.0 million and $5.1 million that is not ready for its intended use and have not started depreciating as of March 31, 2026 and December 31, 2025, respectively.

Depreciation and amortization expense on property and equipment was $0.7 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in depreciation and amortization expense is from a change in useful life of capitalized surgical instruments. Refer to Note 2, "Summary of Significant Accounting Policies," for more information regarding the change in accounting estimate.

The Company did not record impairment charges for its property and equipment, net for the three months ended March 31, 2026 and 2025.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued royalties expense	$1,309	$1,830
Accrued interest	494	239
Accrued professional services	1,906	1,532
Other accrued expense	2,269	2,183
Total accrued liabilities	$5,978	$5,784

Other liabilities

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Current portion of operating lease liabilities	$457	$552
Short-term debt[1]	1,776	1,745
Other	367	132
Total other liabilities	$2,600	$2,429

l See Note 6, "Long-Term Debt," for information regarding the legal cost financing related to the lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. Short-term debt includes $1.6 million and $1.1 million in financed legal costs as of March 31, 2026 and December 31, 2025, respectively, and reflects the amount that may be called within the next twelve months. In addition, short-term debt includes $0.2 million and $0.6 million of insurance premiums payable over the next three months and six months, respectively.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Term loan
SLR term loan facility	$60,000	$60,000
Less: debt discount and issuance costs	(4,180)	(4,417)
Total long-term debt, net	$55,820	$55,583

As of March 31, 2026, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2026	$—
2027	—
2028	—
2029	—
2030	60,000
Total principal payments	60,000
Less: Unamortized debt discount and debt issuance costs	(4,180)
Total long-term debt, net	$55,820

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

The revolving loan agreement provides a 60 month revolving loan facility for up to $30.0 million in additional borrowing capacity. The amount available is based on a borrowing base calculation determined by the Company's accounts receivable and inventory assets. The borrowing base at March 31, 2026 was $20.6 million. The Company may request SLR ABL to approve two additional $10.0 million increases for a total commitment of $50.0 million. As of March 31, 2026, the Company had not drawn on the revolving loan facility.

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

The Company is obligated to pay a $0.4 million fee payable on the earlier of funding tranche two, June 30, 2027, or the prepayment of the term loan and a $0.2 million fee payable on the earlier of funding tranche three, March 31, 2028, or the prepayment of the term loan. In addition, the term loan has a final payment fee of 3.95% of the amount borrowed under the term loan. These fees are recorded as debt issuance costs related to the term loan and within Other long-term liabilities on the Condensed Balance Sheets.

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

The loans are secured by substantially all of the Company's assets, including intellectual property. The loan agreements contain customary representations and warranties and affirmative and negative covenants. The Company is required to meet a minimum liquidity requirement that the Company's cash and cash equivalents and marketable securities held subject to control agreements in favor of the lenders exceed 60% of the term loan outstanding. If the minimum liquidity requirement is not met, the Company must meet certain minimum revenue covenants. The Company meets the minimum liquidity requirement at March 31, 2026.

Legal Cost Financing

On March 25, 2025, the Company entered into an agreement with its primary legal counsel related to the pending patent and unfair competition dispute with Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") to defer payment of certain legal costs incurred in 2025 and 2026 related to the dispute. The agreement anticipates that the amount financed by the Company would not exceed $5.0 million over this two-year period. The deferred portion of the legal costs bear interest at 10% per annum. The total principal and interest financed is scheduled to be repaid in twelve equal monthly installments beginning January 2027. However, if certain thresholds for the currently paid portion of legal costs are not reached in 2025 and 2026, primary counsel has the option to require a portion of the deferred balances up to the current threshold amount to be reallocated to currently due. The amount of legal costs that are not deferred are due according to normal billing terms and are subject to certain contractual thresholds. All current and deferred legal costs are expensed as incurred. All amounts financed as of March 31, 2026 are classified as current debt and are included in Other liabilities on the Condensed Balance Sheets as the primary legal counsel has the option to reallocate the deferred legal costs to currently due up to the threshold. See Note 5, "Balance Sheet Components," for additional information on the amounts of the deferred legal costs.

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

As of March 31, 2026 and 2025, the Company has royalty agreements with certain surgeon consultants. The Company recognized royalty expense for the three months ended March 31, 2026 and 2025 of $1.2 million and $1.6 million, respectively, resulting in an aggregate royalty rate of 2.5% and 3.1%, respectively.

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

There were no accrued contingent liabilities as of March 31, 2026 and December 31, 2025.

8. Stockholders’ Equity

Stock Options

During the three months ended March 31, 2026 and 2025 the Company did not grant stock options to employees.

Restricted Stock Units

During the three months ended March 31, 2026 and 2025, the Company granted 3,092,850 and 1,938,595 restricted stock units ("RSUs"), respectively. The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2026 and 2025 was $2.62 and $9.33 per share, respectively.

Performance Share Units

The Company grants primarily market condition PSU awards subject to market and service vesting conditions to certain executives under the Company's 2021 Incentive Award Plan. The actual number of PSUs that will vest at the end of the measurement period is determined based on the Company's total stockholder return ("TSR") ranking relative to the TSR of a published index of the Company's peers. The measurement period for its outstanding awards is three years. The grant date fair value of each target PSU award was determined using a Monte Carlo valuation model. Over the performance period, if the service vesting conditions are met, the actual number of PSUs earned may vary from zero, if performance thresholds are not met, to as much as 200%. In 2025, the Company issued a small number of PSU awards that vest on other performance conditions. The fair value of these PSUs is based on the stock price on the grant date and expense is recognized if the performance condition is probable of occurring. The service requirement for these awards is up to approximately 3 years; however, the employee must remain employed at the time the performance condition is met to receive the award.

During the three months ended March 31, 2026 and 2025, the Company granted PSUs for 876,250 and 560,625 shares, respectively, at target performance levels. The weighted average grant-date fair value of the PSUs granted during the three months ended March 31, 2026 and 2025 was $3.29 and $11.17 per share, respectively.

Share-Based Compensation Expense

Share-based compensation expense is reflected in the Condensed Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$115	$99
Sales and marketing expense	1,853	1,414
Research and development expense	961	1,125
General and administrative expense	5,105	6,055
Total	$8,034	$8,693

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2026 and 2025, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(17,961)	$(15,922)
Denominator
Weighted-average common stock outstanding, basic and diluted	64,592,681	62,661,447
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.25)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2026	2025
Common stock options issued and outstanding	6,953,271	7,594,683
Unvested full value awards	7,855,976	5,687,076
Contingently issuable PSU shares	300,000	1,459,024
Total	15,109,247	14,740,783

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this "Quarterly Report") and our audited financial statements and related notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2026 (our "Annual Report"). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report under "Part I, Item 1A–Risk Factors," and in the section titled "Risk Factors" and elsewhere in this Quarterly Report. Please also see the section of this Quarterly Report titled "Special Note Regarding Forward-Looking Statements."

Overview

We are a medical technology company with the goal of advancing the standard of care for the surgical management of bunion and related midfoot deformities. Bunions are complex 3-dimensional deformities that originate from an unstable joint in the middle of the foot and affect approximately 67 million Americans, of which we estimate 1.1 million are annual surgical candidates. We have pioneered and patented the Lapiplasty 3D Bunion Correction System–a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. To further support the needs of surgeons and bunion patients, we offer the Adductoplasty® Midfoot Correction System, designed for reproducible surgical correction of the midfoot, two systems for minimally invasive osteotomy procedures, namely the Nanoplasty® 3D Minimally Invasive Bunion Correction System and the Percuplasty™ percutaneous 3D Bunion Correction System, and the SpeedMTP® System for fusions of the great toe (the metatarsophalangeal ("MTP")) joint. We continue to expand our footprint in the marketplace by extending our SpeedPlate® rapid compression implant platform to new applications, as well as providing surgeons with advanced digital solutions with our IntelliGuide® patient specific, pre-op planning and cut guide technology. With our Lapiplasty System, new osteotomy systems, and other complementary products, we are continuing to execute our strategy of becoming a comprehensive bunion solutions company and supporting further penetration in the bunion market opportunity. See the "Innovation and Growth" section below for more information on our new products.

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

As of March 31, 2026, we had cash and cash equivalents of $9.5 million and marketable securities of $42.3 million available for sale to fund operations, an accumulated deficit of $267.0 million and $60.0 million of principal outstanding under our term loan and revolving loan agreements.

Economic Environment

There is continuing uncertainty in the macroeconomic environment. Inflation, recession fears, reduced consumer confidence, higher insurance deductibles, fuel prices and other costs, and other adverse economic conditions have negatively impacted, and may continue to negatively impact, consumer demand for elective foot and ankle surgeries. While we continuously work with suppliers to mitigate higher costs and continue to invest in our direct sales channel, focused surgeon education training, and product innovations to build demand for our products, we expect these macroeconomic challenges to continue for the foreseeable future, which have impacted and likely will continue to impact the demand for our products and our results of operations.

Increased Competition, Procedure Preferences and Setting of Care Changes

Before we launched our flagship Lapiplasty System, there were no other products in the market that provided a 3D solution and specialized procedural instrumentation for traditionally freehand, difficult Lapidus surgeries. This allowed us to capitalize on our pioneering technology and grow our market share quickly. Since we launched the Lapiplasty System, we have faced increasing competition from large, mid-sized and small companies that have launched their own Lapidus products. We are also experiencing a shift in patient and surgeon preferences for treating less severe bunions through minimally invasive osteotomy solutions as well as MTP fusions, with competitive products already addressing these types of surgery. Another trend is a shift in where bunion surgeries are performed from hospitals to ambulatory surgery centers, which receive lower procedure reimbursement rates and may be part of integrated delivery networks ("IDNs") that have established relationships with large orthopaedic companies. These trends have negatively impacted, and may continue to negatively impact, our growth rates, market share, and results of operations. To address the shifting preferences for treating mild to moderate bunions, we have introduced new bunion systems, including two minimally invasive osteotomy systems and a MTP fusion system. While adoption of these new systems is increasing, they are generally sold at lower average selling prices than our Lapiplasty System. Our revenues and results of operations have been and may continue to be adversely affected by declines in sales of our Lapiplasty System that have not been fully offset by the increased sales of our new bunion systems. In addition, our customer mix initiatives, the use of stocking distributors, and advance purchases by hospitals and surgery centers have affected and may continue to affect both revenue growth and gross margins. Furthermore, we face extensive competition, and new product introductions in the Lapidus, MTP fusion and minimally invasive osteotomy markets that have adversely impacted, and may continue to adversely impact our growth rates, market share and results of operations.

Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we have dedicated meaningful resources to building a sales force and management team to support our future growth and to providing bunion-focused surgeon training and patient-focused outreach and education.

In research and development, our employee team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. Their work has resulted in the launch of a suite of new products in the past two years, including the following: (1) the Nanoplasty and Percuplasty Systems, which are minimally-invasive 3D osteotomy systems; (2) IntelliGuide PSI Cut Guides for Lapiplasty and Adductoplasty Procedures, which are cut guides created specifically for an individual patient’s foot anatomy; (3) the Mini-Adductoplasty System, which is designed to allow the Adductoplasty midfoot correction procedure to be performed through an approximately 50% smaller incision; (4) the SpeedMTP Rapid Compression Implant, a specialized implant for addressing bunions through MTP fusions; (5) new SpeedPlate configurations, including the SpeedAkin™ implant and the SpeedPlate Micro-Quad implant; and (6) single use osteotomes. We have recently begun limited market release of the SpeedTMT™ Rapid Compression Implant, which combines our SpeedPlate and FastPitch® technologies in a fixation option for tarsometatarsal ("TMT") fusions, and Percuplasty SuperBite™ Screws, which are self-drilling beveled compression screws of different sizes designed for use in other foot fusions. We expect to release other new solutions in 2026, including the Lapiplasty Lightning Next Generation Instrumentation designed to further increase the precision and speed of the Lapiplasty Procedure.

Intellectual Property Strategy

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets. As of March 31, 2026, our patent portfolio included 97 granted U.S. patents, with an additional 37 granted patents worldwide and over 200 pending patent applications. In keeping with our strategy of protecting our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages. In addition, on May 12, 2025, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. (collectively, "ZB") alleging infringement of 4 patents related to our innovative Lapiplasty 3D Bunion Correction technologies. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent.

Market Share Growth

The growth of our business depends on our ability to gain broader acceptance of our proprietary procedures and systems by successfully marketing and distributing these products. While surgeon adoption of our products and procedures remains critical to supporting revenue growth, hospital and ambulatory surgery center facility approvals are necessary for existing and future surgeon customers to access our products. To facilitate greater access to our products and support future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with our procedures and systems, supported by our robust portfolio of clinical data on our existing procedures and additional clinical data we expect to develop on our new products. While we have experienced overall increases in bunion procedure cases and in our market share, our flagship Lapiplasty System has contributed and may continue to contribute less to our market share growth in future quarters, which has reduced, and may continue to reduce, revenues and impact our liquidity if product sales from our new bunion systems do not increase sufficiently to offset the decline in sales of the Lapiplasty System. If we are unable to continue to successfully commercialize our procedures and systems, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Revenue	$47,198	$52,570	$(5,372)	(10.2)%
Cost of goods sold	9,791	10,677	(886)	(8.3)%
Gross profit	37,407	41,893	(4,486)	(10.7)%
Operating expenses
Sales and marketing	33,775	36,122	(2,347)	(6.5)%
Research and development	4,622	5,562	(940)	(16.9)%
General and administrative	16,177	15,791	386	2.4%
Total operating expenses	54,574	57,475	(2,901)	(5.0)%
Loss from operations	(17,167)	(15,582)	(1,585)	10.2%
Interest income	501	841	(340)	(40.4)%
Interest expense	(1,570)	(1,311)	(259)	19.8%
Other income, net	275	130	145	111.5%
Other non-operating income (expense), net	(794)	(340)	(454)	133.5%
Net loss	$(17,961)	$(15,922)	$(2,039)	12.8%

Comparison of the three months ended March 31, 2026 and 2025

Revenue. Revenue decreased by $5.4 million, or 10.2%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily driven by a mix shift from higher priced flagship Lapiplasty bunion procedure kits to lower priced minimally invasive bunion procedure kits and lower volume of bunion procedure kits sold during the quarter. Revenue for the three months ended March 31, 2026 included a $0.8 million increase in sales to stocking distributors as compared to the same period in 2025.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold decreased by $0.9 million, or 8.3%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in cost of goods sold was primarily due to a $0.5 million decrease in royalties, a $0.4 million decrease in inventory provisions, and a $0.4 million decrease in direct cost of goods sold resulting from decreased sales, partially offset by a $0.4 million increase in other costs of goods sold. During the three months ended March 31, 2026, gross profit decreased by $4.5 million, or 10.7%, as compared to the same period in 2025, due to decreased sales. Gross profit margin for the three months ended March 31, 2026 decreased from 79.7% to 79.3%, as compared to the same period in 2025, primarily due to lower margin sales to stocking distributors, and higher other costs of goods sold, partially offset by a decrease in inventory provisions and royalties.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $2.3 million, or 6.5%, for the three months ended March 31, 2026 as compared to the same period in 2025. Sales and marketing expenses decreased due to a $1.4 million decrease for surgeon training and clinical-related expenses, a $1.2 million decrease in surgical instrument expense from an increase in useful life from three to five years, and a $0.8 million decrease in direct to consumer advertising costs, partially offset by a $1.0 million increase in commissions, a $0.3 million increase in payroll and related costs, and $0.3 million in higher costs for conferences and events.

Research and Development Expenses. R&D expenses decreased by $0.9 million, or 16.9%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in R&D expenses was primarily due to a $0.4 million decrease in payroll and related costs, including stock compensation expense, and a $0.3 million decrease in the Company's products and instrumentation used for the R&D process.

General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 2.4%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase in general and administrative expenses was due to a $2.1 million increase in legal fees primarily driven by ongoing litigation matters, partially offset by a $1.3 million decrease in payroll and related costs, including stock compensation expense, and a $0.4 million decrease in the provision for allowance for credit losses.

Interest Income. Interest income decreased $0.3 million, or 40.4%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period.

Interest Expense. Interest expense increased $0.3 million, or 19.8%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase in interest expense was primarily due to increased amortization of debt issuance costs and a higher debt balance as a result of the debt refinancing in December 2025, partially offset by slightly lower interest rates.

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

As of March 31, 2026, we had cash and cash equivalents of $9.5 million and marketable securities of $42.3 million available for sale, an accumulated deficit of $267.0 million, and principal outstanding under our new term loan of $60.0 million. We believe that our existing cash and cash equivalents, marketable securities, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the date of issuance of these condensed financial statements. We may be required or decide to raise additional debt or equity financing to support further growth of our operations.

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

•
shifts in the surgical setting where bunion surgeries are performed and the pricing and reimbursement sensitivity, contract restrictions, IDNs, GPO and other established relationships, and decision-making processes of the surgical facility;
•
the effect of softening consumer sentiment, higher health insurance, fuel and other costs, inflation, interest rate changes, evolving or increased tariffs, geopolitical tensions, changes in trade policy or global trade disruptions and other general economic conditions on our operations and business;
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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$7,240	$4,198
Investing activities	(7,816)	(1,894)
Financing activities	(588)	(282)
Net increase (decrease) in cash and cash equivalents	$(1,164)	$2,022

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $7.2 million, consisting primarily of a net loss of $18.0 million, adjusted for non-cash charges of $10.5 million and a decrease in net operating assets. The non-cash charges consist primarily of $8.0 million in share-based compensation expense, $0.9 million in depreciation and amortization, $0.6 million in non-cash lease expense, and $0.3 million in amortization of debt issuance costs. The decrease in net operating assets was primarily due to a $11.7 million decrease in accounts receivable from collection on higher sales in the fourth quarter of 2025, a $6.8 million increase in accounts payable due to timing of payments, and a $0.6 million decrease in prepaid and other current assets, partially offset by a $3.1 million decrease in accrued liabilities, a $0.9 million decrease in operating lease liabilities, and a $0.3 million increase in inventory. The decrease in accrued liabilities was primarily from a decrease in accrued commissions from lower sales in the first quarter of 2026 compared to the fourth quarter of 2025.

Net cash provided by operating activities for the three months ended March 31, 2025 was $4.2 million, consisting primarily of a net loss of $15.9 million, adjusted for non-cash charges of $12.4 million and a decrease in net operating assets. The non-cash charges consist primarily of $8.7 million in share-based compensation expense, $2.5 million in depreciation and amortization, $0.6 million of non-cash lease expense, and $0.4 million in the provision for allowance for credit losses. The decrease in net operating assets was primarily due to a $9.3 million decrease in accounts receivable from higher sales in the fourth quarter of 2024, a $1.4 million decrease in prepaid expenses and other current assets, a $1.3 million decrease in inventory, and an $2.7 million increase in accounts payable due to timing of payments, partially offset by a $6.2 million decrease in accrued liabilities due to timing of payments and a $0.8 million decrease in operating lease liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2026, consisting primarily of $16.1 million in purchases of available-for-sale marketable securities and $3.1 million in purchases of property and equipment, partially offset by $11.3 million in sales and maturities of available-for-sale marketable securities. The purchases of property and equipment included $2.5 million in capitalized surgical instruments for the reusable instrument trays primarily related to our new products, and $0.6 million primarily for equipment and internal use software to support the business.

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2025, consisting primarily of $15.1 million in purchases of available for sale marketable securities and $3.5 million in purchases of property and equipment, partially offset by $16.7 million in sales and maturities of available for sale marketable securities. The net of marketable securities sales and maturities and purchases of $1.6 million were primarily used to fund our current operations. The purchases of property and equipment included $2.8 million in capitalized surgical instruments for the reusable instrument trays related to new products, and $0.7 million for equipment and leasehold improvements to support the growth of our business.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2026, consisting primarily of $0.5 million in payments on insurance premium financing and $0.2 million of shares repurchased for tax withholding on vested restricted stock units.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2025, consisting primarily of $0.4 million of shares repurchased for tax withholding on vested restricted stock units, partially offset by $0.1 million in proceeds from stock option exercises.

Royalty Agreements

We recognized royalty expense of $1.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the aggregate royalty rate was 2.5% and 3.1%, respectively. Each of the royalty agreements with our surgeon consultants prohibits the payment of royalties on products sold to entities and/or individuals with whom any of the surgeon consultants is affiliated.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which include taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in April 2026 and have subleased this space for the remainder of our lease term. The remaining lease obligations are $19.1 million under these leases as of March 31, 2026.

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

Goodwill

Our annual impairment testing date was July 1, 2025. We determined after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of goodwill was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test. As of March 31, 2026 and December 31, 2025, goodwill was $12.8 million.

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates" in our Annual Report. There were no material changes to these accounting policies during the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements

Refer to Note 3, "Recent Accounting Pronouncements," of the Notes to Condensed Financial Statements for new accounting pronouncements not yet adopted as of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

There have been no material changes from the market risk information previously disclosed in our Annual Report under "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

On October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey and seeks injunctive relief and damages. On January 24, 2025, Stryker filed a motion to dismiss the unfair competition claims which the Court granted on October 2, 2025 without prejudice. We filed a first amended complaint on October 24, 2025, and Stryker subsequently filed another motion to dismiss the unfair competition claims on December 5, 2025. The Court denied Stryker’s motions and applications to stay discovery pending a ruling on its new motion to dismiss. The case has continued with the parties exchanging claim construction briefs. Discovery is ongoing, and a Markman hearing has been scheduled for May 21, 2026.

On May 22, 2025, Stryker European Operations Holdings LLC and Howmedica Osteonics Corp. filed a suit in the United States District Court for the District of Delaware (captioned Stryker European Operations Holdings LLC et al v. Treace Medical Concepts, Inc. Case No. 1:25-cv-00637-GBW) against us for patent infringement by our PEEK hammertoe product. The plaintiffs seek findings of patent infringement, equitable relief, unspecified monetary damages, enhanced damages for willful patent infringement, interest, costs, and attorneys’ fees. We dispute the allegations in the complaint, and on August 4, 2025, we moved to dismiss all of the claims in the suit. The court denied our motion to dismiss, noting that additional claim construction proceedings would be helpful for the court to resolve the issues presented in the motion to dismiss. We filed an answer on February 19, 2026, amended on March 12, 2026, including defenses and declaratory judgement of invalidity and non-infringement counterclaims. The plaintiffs filed an answer to our counterclaims on March 26, 2026. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

On May 12, 2025, we filed a lawsuit in the United States District Court for the District of Delaware (captioned Treace Medical Concepts, Inc. v. Zimmer Biomet Holdings, Inc. et al. Case No. 1:25-cv-00592-CBW) against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. alleging infringement of 4 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and seeking injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent. On December 19, 2025, the defendants moved to dismiss certain patent claims, claims of willful infringement, and all claims against Zimmer Biomet Holdings, Inc. In December 2025 and January 2026, Paragon 28 filed petitions for inter partes review and post-grant review before the Patent Trial and Appeal Board ("PTAB") seeking further administrative review of the validity of four of the five patents-in-suit. On February 17, 2026, we filed an opposition to the defendants’ motion to dismiss. On March 4, 2026, the defendants filed a motion to stay the case pending review of the 5 asserted patents by the Patent and Trademark Appeals Board, in connection to 4 post-grant and 1 inter partes review petitions filed by Paragon 28, Inc. We filed a motion to sever and consolidate the patent claims of Case No. 25-1092-GBW into this case. All motions have been briefed, and we are awaiting a decision.

On August 29, 2025, Paragon 28, Inc. and Disior Oy filed a lawsuit in the United States District Court for the District of Delaware (captioned Paragon 28, Inc. et al v. Treace Medical Concepts, Inc. et al. Case No. 1:25-cv-01092-GBW) against us and RPM-3D alleging RPM-3D improperly acquired, used, and disclosed confidential and trade secret technology from Disior's software to develop software acquired by us and seeking injunctive relief and damages. On December 18, 2025, Paragon 28, Inc. and Disior Oy filed an amended complaint adding patent and copyright infringement to their claims. We filed an answer to the amended complaint, including defenses and declaratory judgment of invalidity and non-infringement counterclaims, on February 17, 2026. On March 10, 2026, the plaintiffs filed an answer to our counterclaims, and we filed motions to sever and consolidate the patent claims into C.A. No. 25-592-GBW, our patent infringement case against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. We filed an amended answer on March 27, 2026, and the plaintiffs filed an amended answer on April 9, 2026. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under "Part I, Item 1A. Risk Factors" for the year ended December 31, 2025, filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchases of stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026(1)(2)	67,224	$2.73	—	—
February 1 to February 28, 2026	—	—	—	—
March 1 to March 31, 2026(1)(2)	15,389	1.52	—	—
Totals	82,613	$2.51	—	—
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1+	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K, as filed by the Company with the SEC on February 27, 2026).
10.2+	Consulting Services Agreement, dated as of April 9, 2026, between Treace Medical Concepts, Inc. and Gaetano M. Guglielmino.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
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

Treace Medical Concepts, Inc.

Date: May 8, 2026	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial Officer)