Form 10-Q
period 2026-06-30
TREACE MEDICAL CONCEPTS, INC.
filed 2026-08-07
CIK 1630627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, 65,034,552 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
•
our ability to increase case volumes and market share and effectively respond to and mitigate the impact of challenges in the current market environment, including evolving surgeon and patient preferences for bunion surgery treatments, the extensive competition in our industry and new product introductions from other industry participants, including both the Lapidus market and the minimally invasive osteotomy market, and shifts in the setting of care for elective bunion surgeries from hospitals to ambulatory surgery centers;
•
our ability to control and reduce expenses to help offset changes in revenue growth rates, product mix, and other events;
•
our plans and expected timeline related to our products, or developing, commercially releasing or acquiring new or improved products, to address additional indications or otherwise, and the timing and extent that customers adopt and continue to use our products, including our flagship Lapiplasty® system which has higher average selling prices than our newer osteotomy and great toe fusion systems;
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
•
our estimates of our expenses, ongoing losses, future revenue, and capital requirements, our ability to comply with covenants under our 5-year credit facilities, and our need for, or ability to obtain, additional financing or refinancing of outstanding debt at or before maturity;

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

PART I–FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Treace Medical Concepts, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$12,610	$10,708
Marketable securities, short-term	33,009	37,659
Accounts receivable, net of allowance for credit losses of $1,597 and $1,824 as of June 30, 2026 and December 31, 2025, respectively	28,732	42,155
Inventories	39,542	36,031
Prepaid expenses and other current assets	6,561	5,501
Total current assets	120,454	132,054
Property and equipment, net	32,496	29,752
Intangible assets, net of accumulated amortization of $2,850 and $2,375 as of June 30, 2026 and December 31, 2025, respectively	6,650	7,125
Goodwill	12,815	12,815
Operating lease right-of-use assets	7,139	7,614
Other non-current assets, net of allowance for credit losses of $35 and $69 as of June 30, 2026 and December 31, 2025, respectively	1,501	1,221
Total assets	$181,055	$190,581
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,061	$6,726
Accrued liabilities	6,281	5,784
Accrued commissions	6,740	9,365
Accrued compensation	8,087	6,331
Other liabilities	4,327	2,429
Total current liabilities	41,496	30,635
Long-term debt, net	56,042	55,583
Operating lease liabilities, net of current portion	13,091	13,982
Other long-term liabilities	2,689	3,049
Total liabilities	113,318	103,249
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 0 shares issued as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 65,236,297 and 64,029,378 shares issued as of June 30, 2026 and December 31, 2025, respectively	65	64
Additional paid-in capital	351,966	337,371
Accumulated deficit	(282,826)	(248,992)
Accumulated other comprehensive income (loss)	(52)	72
Treasury stock, at cost; 259,673 and 165,513 shares as of June 30, 2026 and December 31, 2025, respectively	(1,416)	(1,183)
Total stockholders’ equity	67,737	87,332
Total liabilities and stockholders’ equity	$181,055	$190,581

The accompanying notes are an integral part of these condensed financial statements.

Treace Medical Concepts, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$45,376	$47,387	$92,574	$99,957
Cost of goods sold	9,769	9,635	19,560	20,312
Gross profit	35,607	37,752	73,014	79,645
Operating expenses
Sales and marketing	30,940	33,084	64,715	69,206
Research and development	4,376	5,498	8,998	11,060
General and administrative	15,249	16,144	31,426	31,935
Total operating expenses	50,565	54,726	105,139	112,201
Loss from operations	(14,958)	(16,974)	(32,125)	(32,556)
Interest income	445	775	946	1,616
Interest expense	(1,562)	(1,321)	(3,132)	(2,632)
Other income, net	202	122	477	252
Other non-operating income (expense), net	(915)	(424)	(1,709)	(764)
Net loss	$(15,873)	$(17,398)	$(33,834)	$(33,320)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(26)	(7)	(124)	(47)
Comprehensive loss	$(15,899)	$(17,405)	$(33,958)	$(33,367)

Net loss per share, basic and diluted	$(0.24)	$(0.28)	$(0.52)	$(0.53)
Weighted-average shares used in computing net loss per share, basic and diluted	65,049,844	63,006,891	64,822,526	62,843,337

The accompanying notes are an integral part of these condensed financial statements.

Treace Medical Concepts, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2025	63,863,865	$64	$337,371	$(248,992)	$72	$(1,183)	$87,332
Issuance of common stock upon exercise of stock options	106,420	—	91	—	—	—	91
Issuance of common stock for vesting of restricted stock units	898,014	1	(1)	—	—	—	—
Share-based compensation expense	—	—	8,034	—	—	—	8,034
Net loss	—	—	—	(17,961)	—	—	(17,961)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(98)	—	(98)
Shares directly withheld from employees for tax payment	(82,613)	—	—	—	—	(207)	(207)
Balances at March 31, 2026	64,785,686	$65	$345,495	$(266,953)	$(26)	$(1,390)	$77,191
Issuance of common stock upon exercise of stock options	5,500	—	8	—	—	—	8
Issuance of common stock for vesting of restricted stock units	196,985	—	—	—	—	—	—
Share-based compensation expense	—	—	6,463	—	—	—	6,463
Net loss	—	—	—	(15,873)	—	—	(15,873)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(26)	—	(26)
Shares directly withheld from employees for tax payment	(11,547)	—	—	—	—	(26)	(26)
Balances at June 30, 2026	64,976,624	$65	$351,966	$(282,826)	$(52)	$(1,416)	$67,737

Balances at December 31, 2024	62,361,710	$62	$303,004	$(189,990)	$97	$(281)	$112,892
Issuance of common stock upon exercise of stock options	82,829	1	118	—	—	—	119
Issuance of common stock for vesting of restricted stock units	499,572	—	—	—	—	—	—
Share-based compensation expense	—	—	8,693	—	—	—	8,693
Net loss	—	—	—	(15,922)	—	—	(15,922)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(40)	—	(40)
Shares directly withheld from employees for tax payment	(52,605)	—	—	—	—	(401)	(401)
Balances at March 31, 2025	62,891,506	$63	$311,815	$(205,912)	$57	$(682)	$105,341
Issuance of common stock upon exercise of stock options	87,313	—	116	—	—	—	116
Issuance of common stock for vesting of restricted stock units	65,389	—	—	—	—	—	—
Share-based compensation expense	—	—	9,577	—	—	—	9,577
Net loss	—	—	—	(17,398)	—	—	(17,398)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(7)	—	(7)
Shares directly withheld from employees for tax payment	(1,894)	—	—	—	—	(14)	(14)
Balances at June 30, 2025	63,042,314	$63	$321,508	$(223,310)	$50	$(696)	$97,615

The accompanying notes are an integral part of these condensed financial statements.

Treace Medical Concepts, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(33,834)	$(33,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	2,787	5,037
Provision for allowance for credit losses	243	581
Share-based compensation expense	14,497	18,270
Non-cash lease expense	1,103	1,133
Amortization of debt issuance costs	505	148
Amortization (accretion) of premium (discount) on marketable securities, net	11	(114)
Other, net	1,383	219
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	13,180	9,985
Inventory	(3,511)	(3,142)
Prepaid expenses and other assets	(1,060)	84
Other non-current assets	(320)	(365)
Operating lease liabilities	(1,683)	(1,553)
Accounts payable	9,335	9,437
Accrued liabilities	(372)	(5,309)
Other, net	278	57
Net cash provided by (used in) operating activities	2,542	1,148

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(18,669)	(30,249)
Sales and maturities of available-for-sale marketable securities	23,184	33,408
Purchases of property and equipment	(5,263)	(8,310)
Net cash provided by (used in) investing activities	(748)	(5,151)

Cash flows from financing activities
Proceeds from insurance premium financing	983	983
Debt issuance costs	(6)	—
Payments on insurance premium financing	(735)	(98)
Proceeds from exercise of employee stock options	99	235
Taxes from withheld shares	(233)	(415)
Net cash provided by (used in) financing activities	108	705
Net increase (decrease) in cash and cash equivalents	1,902	(3,298)
Cash and cash equivalents at beginning of period	10,708	11,350
Cash and cash equivalents at end of period	$12,610	$8,052

Supplemental disclosure of cash flow information
Cash paid for interest	$2,193	$2,495
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$124	$47
Noncash financing activities
Legal cost financing	$1,176	$228

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

Treace Medical Concepts, Inc. (the "Company") is a medical technology company with the goal of being the recognized leader in the surgical treatment of bunions and related deformities. The Company has pioneered and patented the Lapiplasty® 3D Bunion Correction System–a combination of instruments, implants, and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. To further support the needs of surgeons and bunion patients, the Company has expanded its product offerings to continue to execute its strategy of becoming a comprehensive bunion solutions company and further penetrating the bunion market opportunity. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

2. Summary of Significant Accounting Policies

The Company prepared the unaudited interim condensed financial statements included in this report in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") related to quarterly reports on Form 10-Q.

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. The condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2026.

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

Property and Equipment, Net

Effective January 1, 2026, the Company adjusted the useful life of its capitalized surgical instruments from three years to five years. The change in useful life was made as a prospective adjustment and resulted in a decrease of depreciation expense of $1.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2026 and a decrease of $0.02 and $0.04, respectively, on a loss per share basis for the three and six months ended June 30, 2026. The change in useful life is expected to reduce depreciation expense by $4.6 million for the year ended 2026 based on capitalized surgical instruments balances during the year.

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

The Company earns revenue from the sale of its products to customers such as hospitals, ambulatory surgery centers, and stocking distributors. The Company’s accounts receivable are derived from revenue earned from customers. At June 30, 2026 and December 31, 2025, no customer accounted for more than 10% of accounts receivable. For the three and six months ended June 30, 2026 and 2025, there were no customers that represented 10% or more of revenue.

Rental Income

The Company recorded rental income for its subleases of $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded rental income for its subleases of $0.6 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. All subleases are classified as operating leases.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis–The following assets and liabilities are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$10,327	$—	$—	$10,327
Yankee CD	—	500	—	500
Short-term marketable securities at fair value
U.S. treasury and government agencies	6,011	498	—	6,509
Corporate debt	—	16,372	—	16,372
Asset-backed securities	—	8,728	—	8,728
Yankee CD	—	1,400	—	1,400
Total assets	$16,338	$27,498	$—	$43,836

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$7,836	$—	$—	$7,836
Short-term marketable securities at fair value
U.S. treasury and government agencies	6,218	500	—	6,718
Corporate debt	—	19,302	—	19,302
Asset-backed securities	—	10,438	—	10,438
Yankee CD	—	1,201	—	1,201
Total assets	$14,054	$31,441	$—	$45,495

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

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Cash	$1,783	$2,872
Cash equivalents
Money market funds	10,327	7,836
Yankee CD	500	—
Total cash and cash equivalents	$12,610	$10,708

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$6,527	$—	$(18)	$6,509
Corporate debt	16,387	8	(23)	16,372
Asset-backed securities	8,747	2	(21)	8,728
Yankee CD	1,400	—	—	1,400
Total marketable securities—short-term	$33,061	$10	$(62)	$33,009

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$6,709	$9	$—	$6,718
Corporate debt	19,254	48	—	19,302
Asset-backed securities	10,423	16	(1)	10,438
Yankee CD	1,201	—	—	1,201
Total marketable securities—short-term	$37,587	$73	$(1)	$37,659

As of June 30, 2026, there were no available-for-sale securities with unrealized losses greater than 12 months. An allowance for credit losses was not required for available-for-sale securities as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the three and six months ended June 30, 2026 and 2025, there were no material gains or losses from sales of available-for-sale securities.

As of June 30, 2026 and December 31, 2025, accrued interest of $0.3 million and $0.3 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Condensed Balance Sheets.

As of June 30, 2026, all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Furniture and fixtures	$2,569	$2,569
Construction in progress	199	1,069
Machinery and equipment	4,397	3,663
Capitalized surgical equipment[1]	36,343	33,147
Computer equipment	1,237	1,225
Leasehold improvements	10,719	10,591
Software and website development	2,246	1,357
Total property and equipment	57,710	53,621
Less: accumulated depreciation and amortization	(25,214)	(23,869)
Property and equipment, net	$32,496	$29,752

1 Capitalized surgical equipment includes $30.2 million and $28.0 million that is ready for its intended use and have started depreciating and $6.1 million and $5.1 million that is not ready for its intended use and have not started depreciating as of June 30, 2026 and December 31, 2025, respectively.

Depreciation expense on property and equipment was $1.5 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense on property and equipment was $2.1 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in depreciation expense is from a change in useful life of capitalized surgical instruments. Refer to Note 2, "Summary of Significant Accounting Policies," for more information regarding the change in accounting estimate.

Amortization expense on internal-use software and website development costs was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense on internal-use software and website development costs was $0.3 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. Accumulated amortization for software and website development costs was $0.9 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively.

The Company did not record impairment charges for its property and equipment, net for the six months ended June 30, 2026 and 2025.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued royalties expense	$1,617	$1,830
Accrued interest	515	239
Accrued professional services	2,403	1,532
Other accrued expense	1,746	2,183
Total accrued liabilities	$6,281	$5,784

Other liabilities

Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Current portion of operating lease liabilities	$388	$552
Short-term debt[1]	3,169	1,745
SLR term loan fees for tranches two and three	360	—
Other	410	132
Total other liabilities	$4,327	$2,429

l See Note 6, "Long-Term Debt," for information regarding the legal cost financing related to the lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. Short-term debt includes $2.3 million and $1.1 million in financed legal costs as of June 30, 2026 and December 31, 2025, respectively, and reflects the amount that may be called within the next twelve months. In addition, short-term debt includes $0.8 million and $0.6 million of insurance premiums payable over the next three months and six months, respectively.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Term loan
SLR term loan facility	$60,000	$60,000
Less: debt discount and issuance costs	(3,958)	(4,417)
Total long-term debt, net	$56,042	$55,583

As of June 30, 2026, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2026	$—
2027	—
2028	—
2029	—
2030	60,000
Total principal payments	60,000
Less: Unamortized debt discount and debt issuance costs	(3,958)
Total long-term debt, net	$56,042

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

The revolving loan agreement provides a 60 month revolving loan facility for up to $30.0 million in additional borrowing capacity. The amount available is based on a borrowing base calculation determined by the Company's accounts receivable and inventory assets. The borrowing base at June 30, 2026 was $21.3 million. The Company may request SLR ABL to approve two additional $10.0 million increases for a total commitment of $50.0 million. As of June 30, 2026, the Company had not drawn on the revolving loan facility.

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

The Company is obligated to pay a $0.4 million fee on the earlier of funding tranche two, June 30, 2027, or the prepayment of the term loan and a $0.2 million fee payable on the earlier of funding tranche three, March 31, 2028, or the prepayment of the term loan. In addition, the term loan has a final payment fee of 3.95% of the amount borrowed under the term loan. All of these fees are recorded as term loan debt issuance costs. The liability for fees payable on the earlier of funding tranche two, June 30, 2027, or the prepayment of the term loan are recorded within Other liabilities and the remaining fees are recorded within Other long-term liabilities on the Condensed Balance Sheets.

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

The loans are secured by substantially all of the Company's assets, including intellectual property. The loan agreements contain customary representations and warranties and affirmative and negative covenants. The Company is required to meet a minimum liquidity requirement that the Company's cash and cash equivalents and marketable securities held subject to control agreements in favor of the lenders exceed 60% of the term loan outstanding. If the minimum liquidity requirement is not met, the Company must meet certain minimum revenue covenants. The Company met the minimum liquidity requirement at June 30, 2026.

Legal Cost Financing

On March 25, 2025, the Company entered into an agreement with its primary legal counsel related to the pending patent and unfair competition dispute with Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") to defer payment of certain legal costs incurred in 2025 and 2026 related to the dispute. The agreement anticipates that the amount financed by the Company would not exceed $5.0 million over this two-year period. The deferred portion of the legal costs bear interest at 10% per annum. The total principal and interest financed is scheduled to be repaid in twelve equal monthly installments beginning January 2027. However, if certain thresholds for the currently paid portion of legal costs are not reached in 2025 and 2026, primary counsel has the option to require a portion of the deferred balances up to the current threshold amount to be reallocated to currently due. The amount of legal costs that are not deferred are due according to normal billing terms and are subject to certain contractual thresholds. All current and deferred legal costs are expensed as incurred. All amounts financed as of June 30, 2026 are classified as current debt and are included in Other liabilities on the Condensed Balance Sheets as the primary legal counsel has the option to reallocate the deferred legal costs to currently due up to the threshold. See Note 5, "Balance Sheet Components," for additional information on the amounts of the deferred legal costs.

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

As of June 30, 2026 and 2025, the Company has royalty agreements with certain surgeon consultants. The Company recognized royalty expense for the three months ended June 30, 2026 and 2025 of $1.5 million and $1.5 million, respectively, resulting in an aggregate royalty rate of 3.3% and 3.2%, respectively. The Company recognized royalty expense for the six months ended June 30, 2026 and 2025 of $2.7 million and $3.1 million, respectively, resulting in an aggregate royalty rate of 2.9% and 3.1%, respectively. The aggregate royalty rates are royalty expense for the period divided by revenue for the period.

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

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-WWB-PDB) against the

Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between May 8, 2023 and May 7, 2024 alleging that the Company and certain of its officers violated federal securities laws by making false or misleading statements and failing to disclose material adverse facts about the Company's business, operations and prospects. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. On July 1, 2025, the court appointed the lead plaintiff and lead counsel. The plaintiff filed an amended complaint on July 31, 2025, and the Company filed a motion to dismiss on September 5, 2025. On July 15, 2026, the court case dismissed the plaintiff’s complaint without prejudice. On July 29, 2026, the plaintiff filed a third amended complaint. The action is in the preliminary stage. The Company disputes the allegations in the complaint and intends to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and the Company cannot reasonably estimate the potential impact, if any, on its business or financial statements at this time. The Company is insured for Directors and Officers liability for amounts in excess of the retention and up to the policy limits.

There were no accrued contingent liabilities as of June 30, 2026 and December 31, 2025.

8. Stockholders’ Equity

Stock Options

During the six months ended June 30, 2026 and 2025 the Company did not grant stock options to employees.

Restricted Stock Units

During the six months ended June 30, 2026 and 2025, the Company granted 3,432,100 and 2,669,694 restricted stock units ("RSUs"), respectively. The weighted average grant-date fair value of RSUs granted during the six months ended June 30, 2026 and 2025 was $2.63 and $8.58 per share, respectively.

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

During the six months ended June 30, 2026 and 2025, the Company granted PSUs for 876,250 and 560,625 shares, respectively, at target performance levels. The weighted average grant-date fair value of the PSUs granted during the six months ended June 30, 2026 and 2025 was $3.29 and $11.17 per share, respectively.

Share-Based Compensation Expense

Share-based compensation expense is reflected in the Condensed Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$115	$98	$230	$197
Sales and marketing expense	1,589	2,033	3,442	3,447
Research and development expense	752	1,115	1,713	2,240
General and administrative expense	4,007	6,331	9,112	12,386
Total	$6,463	$9,577	$14,497	$18,270

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and six months ended June 30, 2026 and 2025, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(15,873)	$(17,398)	$(33,834)	$(33,320)
Denominator
Weighted-average common stock outstanding, basic and diluted	65,049,844	63,006,891	64,822,526	62,843,337
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.28)	$(0.52)	$(0.53)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2026	2025
Common stock options issued and outstanding	5,451,081	7,460,669
Unvested full value awards	8,109,832	6,275,490
Contingently issuable PSU shares	1,827,500	445,136
Total	15,388,413	14,181,295

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

Overview

We are a medical technology company with the goal of being the recognized leader in the surgical treatment of bunions and related deformities. Bunions are complex 3-dimensional deformities that originate from an unstable joint in the middle of the foot and affect approximately 67 million Americans, of which we estimate 1.1 million are annual surgical candidates. We have pioneered and patented the Lapiplasty 3D Bunion Correction System–a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. To further support the needs of surgeons and bunion patients, we offer the Adductoplasty® Midfoot Correction System, designed for reproducible surgical correction of the midfoot, two systems for minimally invasive osteotomy procedures, namely the Nanoplasty® 3D Minimally Invasive Bunion Correction System and the Percuplasty® percutaneous 3D Bunion Correction System, and the SpeedMTP® System for fusions of the great toe (the metatarsophalangeal ("MTP")) joint. We continue to expand our footprint in the marketplace by extending our SpeedPlate® rapid compression implant platform to new applications, providing surgeons with advanced digital solutions with our IntelliGuide® patient specific, pre-op planning and cut guide technology, and offering SuperBite™ Compression Screws, which are self-drilling beveled compression screws of different sizes designed for use in other foot fusions. With our Lapiplasty System, new osteotomy systems, and other complementary products, we are continuing to execute our strategy of becoming a comprehensive bunion solutions company and supporting further penetration in the bunion market opportunity. See the "Innovation and Growth" section below for more information on our new products.

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

As of June 30, 2026, we had cash and cash equivalents of $12.6 million and marketable securities of $33.0 million available for sale to fund operations, an accumulated deficit of $282.8 million and $60.0 million of principal outstanding under our term loan and revolving loan agreements.

Economic Environment

There is continuing uncertainty in the macroeconomic environment. Inflation, the ongoing military conflict in the Middle East, recession fears, reduced consumer confidence, higher insurance deductibles, fuel prices and other costs, and other adverse economic conditions have negatively impacted, and may continue to negatively impact, consumer demand for elective foot and ankle surgeries. While we continuously work with suppliers to mitigate higher costs and continue to invest in our direct sales channel, focused surgeon education training, and product innovations to build demand for our products, we expect these macroeconomic challenges to continue for the foreseeable future, which have impacted and likely will continue to impact the demand for our products and our results of operations.

Increased Competition, Procedure Preferences and Setting of Care Changes

Before we launched our flagship Lapiplasty System, there were no other products in the market that provided a 3D solution and specialized procedural instrumentation for traditionally freehand, difficult Lapidus surgeries. This allowed us to capitalize on our pioneering technology and grow our market share quickly. Since we launched the Lapiplasty System, we have faced increasing competition from large, mid-sized and small companies that have launched their own Lapidus products. We are also experiencing a shift in patient and surgeon preferences for treating less severe bunions through minimally invasive osteotomy solutions as well as MTP fusions, with competitive products already addressing these types of surgery. Another trend is a shift in where bunion surgeries are performed from hospitals to ambulatory surgery centers, which receive lower procedure reimbursement rates and may be part of integrated delivery networks ("IDNs") that have established relationships with large orthopaedic companies. Hospital systems and other customers continue to seek pricing concessions from their medical device suppliers, like us, and larger medical device companies with multiple product franchises have increased their effort to leverage and contract broadly with customers across franchises by providing volume discounts, rebates and multi-year arrangements. Their contracting power has in the past limited and may continue to limit or prevent our access to these customers. These trends have negatively impacted, and may continue to negatively impact, our growth rates, market share, and results of operations. To address the shifting preferences for treating mild to moderate bunions, we have introduced new bunion systems, including two minimally invasive osteotomy systems and a MTP fusion system. While adoption of these new systems is increasing, they are generally sold at lower average selling prices than our Lapiplasty System. Our revenues and results of operations have been and may continue to be adversely affected by declines in sales of our Lapiplasty System that have not been fully offset by the increased sales of our new bunion systems. In addition, our customer mix initiatives, the use of stocking distributors, and advance purchases by hospitals and surgery centers have affected and may continue to affect both revenue growth and gross margins. Furthermore, we face extensive competition, pricing pressures, and new product introductions in the Lapidus, MTP fusion and minimally invasive osteotomy markets that have adversely impacted, and may continue to adversely impact our growth rates, market share and results of operations.

Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we have dedicated meaningful resources to building a sales force and management team to support our future growth and to providing bunion-focused surgeon training and patient-focused outreach and education.

In research and development, our employee team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. Their work has resulted in the launch of a suite of new products in the past two years, including the following: (1) the Nanoplasty and Percuplasty Systems, which are minimally-invasive 3D osteotomy systems; (2) IntelliGuide PSI Cut Guides for Lapiplasty and Adductoplasty Procedures, which are cut guides created specifically for an individual patient’s foot anatomy; (3) the Mini-Adductoplasty System, which is designed to allow the Adductoplasty midfoot correction procedure to be performed through an approximately 50% smaller incision; (4) the SpeedMTP Rapid Compression Implant, a specialized implant for addressing bunions through MTP fusions; (5) new SpeedPlate configurations, including the SpeedAkin™ implant and the SpeedPlate Micro-Quad implant; and (6) single use osteotomes. We have recently begun (1) full market release of the SpeedTMT™ Rapid Compression Implant, which combines our SpeedPlate and FastPitch® technologies in a fixation option for tarsometatarsal ("TMT") fusions, and SuperBite™ Compression Screws, which are self-drilling beveled compression screws of different sizes designed for use in other foot fusions, and (2) limited market release of our HyperPlate™ XM Dynamic Compression Locking Implant, which features a low profile SpeedPlate implant incorporating FastPitch locking screws in multiple sizes to accommodate a wide range of midfoot and hindfoot procedures. We expect to release other new solutions in 2026, including the Lapiplasty Lightning Next Generation Instrumentation designed to further increase the precision and speed of the Lapiplasty Procedure.

Intellectual Property Strategy

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets. As of June 30, 2026, our patent portfolio included 101 granted U.S. patents, with an additional 45 granted patents worldwide and over 196 pending patent applications. In keeping with our strategy of protecting our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages. In addition, on May 12, 2025, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. (collectively, "ZB") alleging infringement of 4 patents related to our innovative Lapiplasty 3D Bunion Correction technologies. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent.

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

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenue	$45,376	$47,387	$(2,011)	(4.2)%	$92,574	$99,957	$(7,383)	(7.4)%
Cost of goods sold	9,769	9,635	134	1.4%	19,560	20,312	(752)	(3.7)%
Gross profit	35,607	37,752	(2,145)	(5.7)%	73,014	79,645	(6,631)	(8.3)%
Operating expenses
Sales and marketing	30,940	33,084	(2,144)	(6.5)%	64,715	69,206	(4,491)	(6.5)%
Research and development	4,376	5,498	(1,122)	(20.4)%	8,998	11,060	(2,062)	(18.6)%
General and administrative	15,249	16,144	(895)	(5.5)%	31,426	31,935	(509)	(1.6)%
Total operating expenses	50,565	54,726	(4,161)	(7.6)%	105,139	112,201	(7,062)	(6.3)%
Loss from operations	(14,958)	(16,974)	2,016	(11.9)%	(32,125)	(32,556)	431	(1.3)%
Interest income	445	775	(330)	(42.6)%	946	1,616	(670)	(41.5)%
Interest expense	(1,562)	(1,321)	(241)	18.2%	(3,132)	(2,632)	(500)	19.0%
Other income, net	202	122	80	65.6%	477	252	225	89.3%
Other non-operating income (expense), net	(915)	(424)	(491)	115.8%	(1,709)	(764)	(945)	123.7%
Net loss	$(15,873)	$(17,398)	$1,525	(8.8)%	$(33,834)	$(33,320)	$(514)	1.5%

Comparison of the three months ended June 30, 2026 and 2025

Revenue. Revenue decreased by $2.0 million, or 4.2%, for the three months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily driven by lower sales to stocking distributors and a mix shift from higher priced flagship procedure kits to lower priced minimally invasive procedure kits, partially offset by higher volume of procedure kits sold, excluding stocking distributors transactions, during the three months ended June 30, 2026. Revenue for the three months ended June 30, 2026 included a $3.1 million decrease in sales to stocking distributors as compared to the same period in 2025.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold increased by $0.1 million, or 1.4%, for the three months ended June 30, 2026 as compared to the same period in 2025. The increase in cost of goods sold was primarily due to a $0.2 million increase in payroll and other related costs from allocations, and a $0.3 million increase in other costs of goods sold, partially offset by a $0.4 million decrease in direct cost of goods sold resulting from decreased sales. During the three months ended June 30, 2026, gross profit decreased by $2.1 million, or 5.7%, as compared to the same period in 2025, due to decreased sales. Gross profit margin for the three months ended June 30, 2026 decreased from 79.7% to 78.5%, as compared to the same period in 2025, primarily due to an increase in payroll and related costs from allocations, a shift in product mix, and higher other costs of goods sold, partially offset by decreased sales to stocking distributors at a lower margin.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $2.1 million, or 6.5%, for the three months ended June 30, 2026 as compared to the same period in 2025. Sales and marketing expenses decreased due to a $2.2 million decrease in direct to consumer advertising costs, a $0.8 million decrease for surgeon training and clinical-related expenses, and a $0.8 million decrease in payroll and related costs primarily from restructuring the size and organization of our direct employee sales force, and a $0.7 million decrease in surgical instrument expense primarily from an increase in useful life from three to five years, partially offset by a $2.5 million increase in commissions. The increase in commissions is primarily due to a change in our sales channel mix as well as changes made when we optimized the compensation structure of our employee sales force earlier in the current year.

Research and Development Expenses. R&D expenses decreased by $1.1 million, or 20.4%, for the three months ended June 30, 2026 as compared to the same period in 2025. The decrease in R&D expenses was primarily due to a $0.7 million decrease in payroll and related costs, including stock compensation expense and an increase in allocations to cost of goods sold, and a $0.3 million decrease in clinical and regulatory expenses.

General and Administrative Expenses. General and administrative expenses decreased by $0.9 million, or 5.5%, for the three months ended June 30, 2026 as compared to the same period in 2025. The decrease in general and administrative expenses was due to a $1.6 million decline in payroll and related costs, primarily from lower stock compensation expense, partially offset by a $0.8 million increase in legal fees primarily driven by ongoing litigation matters.

Interest Income. Interest income decreased $0.3 million, or 42.6%, for the three months ended June 30, 2026 as compared to the same period in 2025. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period.

Interest Expense. Interest expense increased $0.2 million, or 18.2%, for the three months ended June 30, 2026 as compared to the same period in 2025. The increase in interest expense was primarily due to increased amortization of debt issuance costs and a higher debt balance as a result of the debt refinancing in December 2025, partially offset by slightly lower interest rates.

Comparison of the six months ended June 30, 2026 and 2025

Revenue. Revenue decreased by $7.4 million, or 7.4%, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily driven by lower sales to stocking distributors, a mix shift from higher priced flagship procedure kits to lower priced minimally invasive procedure kits, and lower volume of procedure kits sold during the six months ended June 30, 2026. Revenue for the six months ended June 30, 2026 included a $2.3 million decrease in sales to stocking distributors as compared to the same period in 2025.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold decreased by $0.8 million, or 3.7%, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in cost of goods sold was primarily due to a $0.8 million decrease in direct costs of goods sold resulting from lower sales, a $0.5 million decrease in royalties, and a $0.5 million decrease in inventory provisions, partially offset by a $0.3 million increase in payroll and other related costs from allocations and a $0.7 million increase in other costs of goods sold. During the six months ended June 30, 2026, gross profit decreased by $6.6 million, or 8.3%, as compared to the same period in 2025, due to decreased sales. Gross profit margin for the six months ended June 30, 2026 decreased from 79.7% to 78.9%, as compared to the same period in 2025, primarily due to an increase in payroll and related costs from allocations and higher other costs of goods sold, partially offset by lower inventory provisions and royalties.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $4.5 million, or 6.5%, for the six months ended June 30, 2026 as compared to the same period in 2025. Sales and marketing expenses decreased due to a $3.0 million reduction in direct to consumer advertising costs, a $2.2 million decrease for surgeon training and clinical-related expenses, a $1.5 million decrease in surgical instrument expense primarily from an increase in useful life from three to five years, a $0.3 million decrease in professional services related to marketing, and a $0.4 million decrease in payroll and related costs primarily from restructuring the size and organization of our direct employee sales force, partially offset by a $3.5 million increase in commissions. The increase in commissions is primarily due to a change in our sales channel mix as well as changes made when we optimized the compensation structure of our employee sales force earlier in the current year.

Research and Development Expenses. R&D expenses decreased by $2.1 million, or 18.6%, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in R&D expenses was primarily due to a $1.1 million decrease in payroll and related costs, including stock compensation expense, and a $0.8 million decrease in clinical and regulatory expenses, primarily due to a $0.4 million decrease in the Company's products and instrumentation used for the R&D process.

General and Administrative Expenses. General and administrative expenses decreased by $0.5 million, or 1.6%, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in general and administrative expenses was due to a $3.1 million decrease in payroll and related costs, primarily from lower stock compensation expense, and a $0.3 million decrease in the provision for allowance for credit losses, partially offset by a $2.9 million increase in legal fees primarily driven by ongoing litigation matters.

Interest Income. Interest income decreased $0.7 million, or 41.5%, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period.

Interest Expense. Interest expense increased $0.5 million, or 19.0%, for the six months ended June 30, 2026 as compared to the same period in 2025. The increase in interest expense was primarily due to increased amortization of debt issuance costs and a higher debt balance as a result of the debt refinancing in December 2025, partially offset by slightly lower interest rates.

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

As of June 30, 2026, we had cash and cash equivalents of $12.6 million and marketable securities of $33.0 million available for sale, an accumulated deficit of $282.8 million, and principal outstanding under our new term loan of $60.0 million. We believe that our existing cash and cash equivalents, marketable securities, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the date of issuance of these condensed financial statements. We may be required or decide to raise additional debt or equity financing to support further growth of our operations.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$2,542	$1,148
Investing activities	(748)	(5,151)
Financing activities	108	705
Net increase (decrease) in cash and cash equivalents	$1,902	$(3,298)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $2.5 million, consisting primarily of a net loss of $33.8 million, adjusted for non-cash charges of $20.5 million and a decrease in net operating assets. The non-cash charges consist primarily of $14.5 million in share-based compensation expense, $2.8 million in depreciation and amortization expense, $1.2 million in financed legal fees, $1.1 million in non-cash lease expense, and $0.5 million in amortization of debt issuance costs. The decrease in net operating assets was primarily due to a $13.2 million decrease in accounts receivable from collection on higher sales in the fourth quarter of 2025, a $9.3 million increase in accounts payable due to timing of payments, partially offset by a $3.5 million increase in inventory, a $1.7 million decrease in operating lease liabilities, and a $1.1 million increase in prepaid and other current assets.

Net cash provided by operating activities for the six months ended June 30, 2025 was $1.1 million, consisting primarily of a net loss of $33.3 million, adjusted for non-cash charges of $25.3 million and a decrease in net operating assets. The non-cash charges consist primarily of $18.3 million in share-based compensation expense, $5.0 million in depreciation and amortization expense, $1.1 million in non-cash lease expense, and $0.6 million in provision for allowance for credit losses. The decrease in net operating assets was primarily due to a $10.0 million decrease in accounts receivable from collection on higher sales in the fourth quarter of 2024 and a $9.4 million increase in accounts payable due to timing of payments, partially offset by a $5.3 million decrease in accrued liabilities, specifically from a decrease in accrued commissions from lower sales in the second quarter of 2025 compared to the fourth quarter of 2024, a $1.6 million decrease in operating lease liabilities, and a $3.1 million increase in inventory.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2026, consisting primarily of $18.7 million in purchases of available-for-sale marketable securities and $5.3 million in purchases of property and equipment, partially offset by $23.2 million in sales and maturities of available-for-sale marketable securities. The net of marketable securities sales and maturities and purchases of $4.5 million were used to fund our current operations. The purchases of property and equipment included $4.4 million in capitalized surgical instruments for the reusable instrument trays primarily related to our new products, and $0.9 million primarily for equipment and internal use software to support the business.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2026, consisting primarily of $1.0 million in proceeds from insurance premium financing, partially offset by $0.7 million in payments on insurance premium financing and $0.2 million of shares repurchased for tax withholding on vested restricted stock units.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2025, consisting primarily of $1.0 million in proceeds from insurance premium financing and $0.2 million in proceeds from stock option exercises, partially offset by $0.4 million of shares repurchased for tax withholding on vested RSUs.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which include taxes, insurance, and common area maintenance. We also have commitments for future payments related to our former headquarters which expire in August 2026 and have subleased this space for the remainder of our lease term. The remaining lease obligations are $18.2 million under these leases as of June 30, 2026.

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

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates" in our Annual Report. There were no material changes to these accounting policies during the six months ended June 30, 2026.

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

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-WWB-PDB) against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between May 8, 2023 and May 7, 2024 alleging that we and certain of our current executives violated the federal securities laws by making false or misleading statements and failing to disclose material adverse facts about our business, operations and prospects. Specifically, the complaint alleges that we failed to disclose the impact of competition on demand for and utilization of our products and the need to accelerate our plans to offer a new osteotomy product and that our positive statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. On July 1, 2025, the court appointed the lead plaintiff and lead counsel. The plaintiffs filed an amended complaint on July 31, 2025, and we filed a motion to dismiss on September 5, 2025. On July 15, 2026, the court dismissed the plaintiff’s complaint without prejudice. On July 29, 2026, the plaintiff filed a third amended complaint. The action is in the preliminary stage. We dispute the allegations in the complaint and intend to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot reasonably estimate the potential impact, if any, on our business or financial statements at this time. We are insured for Directors and Officers liability for amounts in excess of the retention and up to the policy limits.

On October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey and seeks injunctive relief and damages. On January 24, 2025, Stryker filed a motion to dismiss the unfair competition claims which the Court granted on October 2, 2025 without prejudice. We filed a first amended complaint on October 24, 2025, and Stryker subsequently filed another motion to dismiss the unfair competition claims on December 5, 2025. The Court denied Stryker’s motions and applications to stay discovery pending a ruling on its new motion to dismiss. A Markman hearing was held on May 21, 2026. On July 13, 2026, the Court granted Stryker’s motion to dismiss the unfair competition claims, again without prejudice, and granted leave for the Company to file a second amended complaint by August 13, 2026. The case has continued, and discovery is ongoing. We plan to supplement our claims and intend to file the second amended complaint by the deadline.

On May 22, 2025, Stryker European Operations Holdings LLC and Howmedica Osteonics Corp. filed a suit in the United States District Court for the District of Delaware (captioned Stryker European Operations Holdings LLC et al v. Treace Medical Concepts, Inc. Case No. 1:25-cv-00637-GBW) against us for patent infringement by our PEEK hammertoe product. The plaintiffs seek findings of patent infringement, equitable relief, unspecified monetary damages, enhanced damages for willful patent infringement, interest, costs, and attorneys’ fees. We dispute the allegations in the complaint, and on August 4, 2025, we moved to dismiss all of the claims in the suit. The court denied our motion to dismiss, noting that additional claim construction proceedings would be helpful for the court to resolve the issues presented in the motion to dismiss. We filed an answer on February 19, 2026, amended on March 12, 2026, including defenses and declaratory judgment of invalidity and non-infringement counterclaims. The plaintiffs filed an answer to our counterclaims on March 26, 2026. On April 20, 2026, the plaintiffs filed a first amended complaint adding an additional patent in their claims of infringement by our PEEK hammertoe product. We filed an amended answer and counterclaims on May 14, 2026. Plaintiffs filed an answer to our counterclaims on June 4, 2026. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

On May 12, 2025, we filed a lawsuit in the United States District Court for the District of Delaware (captioned Treace Medical Concepts, Inc. v. Zimmer Biomet Holdings, Inc. et al. Case No. 1:25-cv-00592-CBW) against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. alleging infringement of four patents related to our innovative Lapiplasty 3D Bunion Correction technologies and seeking injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent. On December 19, 2025, the defendants moved to dismiss certain patent claims, claims of willful infringement, and all claims against Zimmer Biomet Holdings, Inc. In December 2025 and January 2026, Paragon 28 filed petitions for inter partes review ("IPR") and post-grant review ("PGR") before the Patent Trial and Appeal Board ("PTAB") seeking further administrative review of the validity of the five patents-in-suit. On February 17, 2026, we filed an opposition to the defendants’ motion to dismiss. On March 4, 2026, the defendants filed a motion to stay the case pending review by the PTAB of the patents that were subject to Paragon 28, Inc,'s IPR and PGR petitions. We filed a motion to sever and consolidate the patent claims of Case No. 25-1092-GBW into this case. All motions have been briefed, and we are awaiting a decision on defendants' motions to dismiss and stay and our motion to sever and consolidate. On June 12 and June 23, 2026, the PTAB issued notices of institution granting Paragon 28, Inc.'s PGR petitions (PGR2026-0017, -00020) and IPR petition IPR2026-00194 and denying institution of PGR petition PGR2026-00022. These decisions cover four of the five petitions that Paragon 28, Inc. filed. Institution of the PGRs and IPR means that a panel of three Administrative Patent Judges from the PTAB will be reviewing the validity of patents asserted against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. over the next twelve months. We intend to defend the validity of the three patents under review by the PTAB, but the ultimate outcome of the pending PGR and IPR proceedings remains uncertain.

On August 29, 2025, Paragon 28, Inc. and Disior Oy filed a lawsuit in the United States District Court for the District of Delaware (captioned Paragon 28, Inc. et al v. Treace Medical Concepts, Inc. et al. Case No. 1:25-cv-01092-GBW) against us and RPM-3D alleging RPM-3D improperly acquired, used, and disclosed confidential and trade secret technology from Disior's software to develop software acquired by us and seeking injunctive relief and damages. On December 18, 2025, Paragon 28, Inc. and Disior Oy filed an amended complaint adding patent and copyright infringement to their claims. We filed an answer to the amended complaint, including defenses and declaratory judgment of invalidity and non-infringement counterclaims, on February 17, 2026. On March 10, 2026, the plaintiffs filed an answer to our counterclaims, and we filed motions to sever and consolidate the patent claims into C.A. No. 25-592-CBW, our patent infringement case against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. We filed an amended answer on March 27, 2026, and the plaintiffs filed an amended answer on April 9, 2026. The case has continued, and discovery is ongoing. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under "Part I, Item 1A. Risk Factors" for the year ended December 31, 2025, filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchases of stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026(1)(2)	11,547	$2.23	—	—
May 1 to May 31, 2026	—	—	—	—
June 1 to June 30, 2026	—	—	—	—
Totals	11,547	$2.23	—	—
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 6, 2026, our Board of Directors (the "Board") approved and adopted amendments to our existing Bylaws (as so amended, the "Amended and Restated Bylaws") to, among other things:

(i)
address the universal proxy rules adopted by the U.S. Securities and Exchange Commission, by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, including applicable notice and solicitation requirements;
(ii)
clarify and enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings, including, without limitation, to:
a.
require that the nominating or proposing stockholder be a stockholder of record both at the time notice is given and at the time of the meeting,
b.
require additional background information and disclosures regarding nominating or proposing stockholders, proposed director nominees and business, and other persons related to the stockholder’s solicitation of proxies,
c.
require proposed director nominees to provide certain additional representations regarding disclosure of voting commitments and intent to serve the entire term,
d.
prohibit a stockholder from nominating a greater number of director candidates than are subject to election by stockholders at the applicable meeting, and
e.
specify that notice deadlines and disclosure requirements apply to any stockholder director nominations made in connection with a special meeting at which directors are to be elected;
(iii)
require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white;
(iv)
provide that special meetings of the Board may be called by the chairperson of the Board, the chief executive officer, the president, or the secretary, in addition to a majority of the total number of directors constituting the Board; and
(v)
make other technical, conforming, modernizing and clarifying amendments.

The foregoing description of the amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.1 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Treace Medical Concepts, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Treace Medical Concepts, Inc.

Date: August 7, 2026	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial Officer)