Form 10-Q
period 2026-09-30
TREACE MEDICAL CONCEPTS, INC.
filed 2026-11-06
CIK 1630627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, 65,559,597 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

TREACE MEDICAL CONCEPTS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
•
our plans and expected timeline related to our products, or developing, commercially releasing or acquiring new or improved products, to address additional indications or otherwise, and the timing and extent that customers adopt and continue to use our products, including our flagship Lapiplasty® system which has higher average selling prices than our newer osteotomy and great toe fusion systems and other new products;
•
our ability to maintain sufficient balance sheet strength to continue executing on our strategic investments and growth initiatives for the foreseeable future;
•
expected seasonality;
•
the impact of softening consumer sentiment, higher insurance deductibles and costs, higher energy prices, persistent inflationary pressures, interest rate changes, including potential future increases in interest rates, business downturns, evolving or increased tariffs, armed conflicts and geopolitical tensions, changes in trade policy or global trade or supply chain disruptions, protracted government or infrastructure shutdowns, and general economic conditions on the overall state of the economy, on patient behavior and demand for elective surgeries, on customers' and suppliers' operations, and on our business and results of operations;
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
•
our estimates of our expenses, ongoing losses, future revenue, and capital requirements, our ability to comply with covenants under our credit facilities, and our need for, or ability to obtain, additional financing or refinancing of outstanding debt at or before maturity;

•
our expected uses of our existing cash, cash equivalents and marketable securities and the sufficiency of such resources to fund our planned operations;
•
our ability to retain and recruit key personnel, optimize our existing sales and marketing infrastructure, and effectively and appropriately engage with and utilize consulting surgeons to assist in clinical studies, product research and development, and training other surgeons on our products;
•
our ability to obtain an adequate supply of materials and components for our products, some of which are from single-source or foreign suppliers;
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
•
the impact of cybersecurity attacks or breaches on our or our vendors’ or customers’ information technology systems, including increasingly sophisticated attacks facilitated by artificial intelligence; and
•
the effect of any infectious disease outbreak and its impact or potential impact on our business or on the healthcare industry, particularly elective surgeries where our products are used.

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

PART I–FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Treace Medical Concepts, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$7,760	$10,708
Marketable securities, short-term	32,038	37,659
Accounts receivable, net of allowance for credit losses of $1,533 and $1,824 as of September 30, 2026 and December 31, 2025, respectively	30,219	42,155
Inventories	42,304	36,031
Prepaid expenses and other current assets	6,365	5,501
Total current assets	118,686	132,054
Property and equipment, net	33,037	29,752
Intangible assets, net of accumulated amortization of $3,088 and $2,375 as of September 30, 2026 and December 31, 2025, respectively	6,412	7,125
Goodwill	12,815	12,815
Operating lease right-of-use assets	6,917	7,614
Other non-current assets, net of allowance for credit losses of $17 and $69 as of September 30, 2026 and December 31, 2025, respectively	1,433	1,221
Total assets	$179,300	$190,581
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,284	$6,726
Accrued liabilities	7,244	5,784
Accrued commissions	7,524	9,365
Accrued compensation	10,545	6,331
Other liabilities	6,482	2,429
Total current liabilities	46,079	30,635
Long-term debt, net	56,264	55,583
Operating lease liabilities, net of current portion	12,622	13,982
Other long-term liabilities	2,689	3,049
Total liabilities	117,654	103,249
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 0 shares issued as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 65,874,175 and 64,029,378 shares issued as of September 30, 2026 and December 31, 2025, respectively	66	64
Additional paid-in capital	358,904	337,371
Accumulated deficit	(295,392)	(248,992)
Accumulated other comprehensive income (loss)	(108)	72
Treasury stock, at cost; 348,299 and 165,513 shares as of September 30, 2026 and December 31, 2025, respectively	(1,824)	(1,183)
Total stockholders’ equity	61,646	87,332
Total liabilities and stockholders’ equity	$179,300	$190,581

The accompanying notes are an integral part of these condensed financial statements.

Treace Medical Concepts, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$48,253	$50,214	$140,827	$150,171
Cost of goods sold	9,903	10,508	29,463	30,820
Gross profit	38,350	39,706	111,364	119,351
Operating expenses
Sales and marketing	29,708	34,421	94,423	103,627
Research and development	4,492	4,680	13,490	15,740
General and administrative	15,682	16,281	47,108	48,216
Total operating expenses	49,882	55,382	155,021	167,583
Loss from operations	(11,532)	(15,676)	(43,657)	(48,232)
Interest income	387	634	1,333	2,250
Interest expense	(1,584)	(1,338)	(4,716)	(3,970)
Other income, net	163	92	640	344
Other non-operating income (expense), net	(1,034)	(612)	(2,743)	(1,376)
Net loss	$(12,566)	$(16,288)	$(46,400)	$(49,608)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(56)	33	(180)	(14)
Comprehensive loss	$(12,622)	$(16,255)	$(46,580)	$(49,622)

Net loss per share, basic and diluted	$(0.19)	$(0.26)	$(0.71)	$(0.79)
Weighted-average shares used in computing net loss per share, basic and diluted	65,464,832	63,515,372	65,038,981	63,069,810

The accompanying notes are an integral part of these condensed financial statements.

Treace Medical Concepts, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Outstanding Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2025	63,863,865	$64	$337,371	$(248,992)	$72	$(1,183)	$87,332
Issuance of shares under stock award plans	1,004,434	1	90	—	—	—	91
Share-based compensation expense	—	—	8,034	—	—	—	8,034
Net loss	—	—	—	(17,961)	—	—	(17,961)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(98)	—	(98)
Shares directly withheld from employees for tax payment	(82,613)	—	—	—	—	(207)	(207)
Balances at March 31, 2026	64,785,686	$65	$345,495	$(266,953)	$(26)	$(1,390)	$77,191
Issuance of shares under stock award plans	202,485	—	8	—	—	—	8
Share-based compensation expense	—	—	6,463	—	—	—	6,463
Net loss	—	—	—	(15,873)	—	—	(15,873)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(26)	—	(26)
Shares directly withheld from employees for tax payment	(11,547)	—	—	—	—	(26)	(26)
Balances at June 30, 2026	64,976,624	$65	$351,966	$(282,826)	$(52)	$(1,416)	$67,737
Issuance of shares under stock award plans	637,878	1	7	—	—	—	8
Share-based compensation expense	—	—	6,931	—	—	—	6,931
Net loss	—	—	—	(12,566)	—	—	(12,566)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(56)	—	(56)
Shares directly withheld from employees for tax payment	(88,626)	—	—	—	—	(408)	(408)
Balances at September 30, 2026	65,525,876	$66	$358,904	$(295,392)	$(108)	$(1,824)	$61,646

Balances at December 31, 2024	62,361,710	$62	$303,004	$(189,990)	$97	$(281)	$112,892
Issuance of shares under stock award plans	582,401	1	118	—	—	—	119
Share-based compensation expense	—	—	8,693	—	—	—	8,693
Net loss	—	—	—	(15,922)	—	—	(15,922)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(40)	—	(40)
Shares directly withheld from employees for tax payment	(52,605)	—	—	—	—	(401)	(401)
Balances at March 31, 2025	62,891,506	$63	$311,815	$(205,912)	$57	$(682)	$105,341
Issuance of shares under stock award plans	152,702	—	116	—	—	—	116
Share-based compensation expense	—	—	9,577	—	—	—	9,577
Net loss	—	—	—	(17,398)	—	—	(17,398)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	(7)	—	(7)
Shares directly withheld from employees for tax payment	(1,894)	—	—	—	—	(14)	(14)
Balances at June 30, 2025	63,042,314	$63	$321,508	$(223,310)	$50	$(696)	$97,615
Issuance of shares under stock award plans	726,178	1	240	—	—	—	241
Share-based compensation expense	—	—	7,998	—	—	—	7,998
Net loss	—	—	—	(16,288)	—	—	(16,288)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	—	33	—	33
Shares directly withheld from employees for tax payment	(63,682)	—	—	—	—	(412)	(412)
Balances at September 30, 2025	63,704,810	64	329,746	(239,598)	83	(1,108)	$89,187

The accompanying notes are an integral part of these condensed financial statements.

Treace Medical Concepts, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(46,400)	$(49,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	4,819	7,815
Provision for allowance for credit losses	363	512
Share-based compensation expense	21,428	26,268
Non-cash lease expense	1,637	1,689
Amortization of debt issuance costs	747	223
Amortization (accretion) of premium (discount) on marketable securities, net	15	(119)
Other, net	1,766	750
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	11,573	7,428
Inventory	(6,273)	(2,169)
Prepaid expenses and other assets	(864)	(531)
Other non-current assets	(272)	(303)
Operating lease liabilities	(1,034)	(2,382)
Accounts payable	7,558	5,581
Accrued liabilities	3,833	(3,191)
Other, net	391	93
Net cash provided by (used in) operating activities	(713)	(7,944)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(26,181)	(34,889)
Sales and maturities of available-for-sale marketable securities	31,607	49,593
Purchases of property and equipment	(7,434)	(11,119)
Net cash provided by (used in) investing activities	(2,008)	3,585

Cash flows from financing activities
Proceeds from insurance premium financing	899	1,553
Debt issuance costs	(6)	—
Payments on insurance premium financing	(586)	(507)
Proceeds from exercise of employee stock options	107	476
Taxes from withheld shares	(641)	(827)
Net cash provided by (used in) financing activities	(227)	695
Net increase (decrease) in cash and cash equivalents	(2,948)	(3,664)
Cash and cash equivalents at beginning of period	10,708	11,350
Cash and cash equivalents at end of period	$7,760	$7,686

Supplemental disclosure of cash flow information
Cash paid for interest	$3,529	$3,754
Noncash investing activities
Unrealized (gains) losses, net on marketable securities	$180	$14
Noncash financing activities
Legal cost financing	$1,723	$752

The accompanying notes are an integral part of these condensed financial statements.

TREACE MEDICAL CONCEPTS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. Formation and Business of the Company

Treace Medical Concepts, Inc. (the "Company") is a medical technology company with the goal of being the recognized leader in the surgical treatment of bunions and foot & ankle conditions. The Company has pioneered and patented the Lapiplasty® 3D Bunion Correction System–a combination of instruments, implants, and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. To further support the needs of surgeons and bunion patients, the Company has expanded its bunion correction system offerings. The Company continues to extend its footprint in the marketplace by extending its products to new applications and procedures throughout the foot. The Company operates from its corporate headquarters located in Ponte Vedra, Florida.

2. Summary of Significant Accounting Policies

The Company prepared the unaudited interim condensed financial statements included in this report in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") related to quarterly reports on Form 10-Q.

Basis of Presentation

The condensed financial statements have been prepared on the same basis as the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. The condensed financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending December 31, 2026.

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

Property and Equipment, Net

Effective January 1, 2026, the Company adjusted the useful life of its capitalized surgical instruments from three years to five years. The change in useful life was made as a prospective adjustment and resulted in a decrease of depreciation expense of $1.1 million and $3.5 million, respectively, for the three and nine months ended September 30, 2026 and a decrease of $0.02 and $0.06, respectively, on a loss per share basis for the three and nine months ended September 30, 2026. The change in useful life is expected to reduce depreciation expense by $4.6 million for the year ended 2026 based on capitalized surgical instruments balances during the year.

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

The Company earns revenue from the sale of its products to customers such as hospitals, ambulatory surgery centers, and stocking distributors. The Company’s accounts receivable are derived from revenue earned from customers. At September 30, 2026 and December 31, 2025, no customer accounted for more than 10% of accounts receivable. For the three and nine months ended September 30, 2026 and 2025, there were no customers that represented 10% or more of revenue.

Rental Income

The Company recorded rental income for its subleases of $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded rental income for its subleases of $0.8 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. All subleases are classified as operating leases.

IEEPA Tariff Refunds

On February 20, 2026, the U.S. Supreme Court ruled the International Emergency Economic Powers Act ("IEEPA") does not authorize the President to impose tariffs, effectively invalidating IEEPA-based tariffs that had been in effect since February 2025. However, the ruling did not invalidate any other tariffs. In addition, immediately following the IEEPA decision, the U.S. government initiated new tariffs under alternative authorities. Following the Supreme Court ruling, on March 4, 2026, the Court of International Trade issued an order directing Customs and Border Protection ("CBP") to refund IEEPA tariffs, and in April 2026 CBP began accepting refund requests. In early 2026, the Company's shipping vendor began submitting refund requests on the Company's behalf for the previously paid IEEPA tariffs. The Company believes it is probable that it will recover the full amount of the IEEPA tariffs and recognized a receivable of $1.0 million in September 2026 under the loss recovery accounting model. All IEEPA tariffs paid by the Company that were not reimbursed by a vendor were initially capitalized in inventory and have been recognized in cost of goods sold. During the third quarter of 2026, cost of goods sold was reduced by $0.7 million and a $0.3 million liability was recorded payable to a vendor that shared the tariff costs with the Company.

Segments

The Company is a single reportable segment entity, which is in the business of designing, manufacturing, and marketing medical devices for physicians, surgeons, ambulatory surgery centers and hospitals related to the surgical treatment of bunion and related conditions. The Company's chief executive officer is the chief operating decision maker ("CODM"). The CODM regularly reviews entity-wide net income and operating results compared to budget and forecast information to assess the Company's performance and to allocate resources for its single reporting segment. The measure of profit or loss is reported in the Condensed Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Company's Condensed Balance Sheets. The Company does not have any intra-entity sales or transfers. All long-lived assets are maintained in the United States.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis–The following assets and liabilities are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$2,771	$—	$—	$2,771
Commercial paper	—	299	—	299
Short-term marketable securities at fair value
U.S. treasury and government agencies	5,498	495	—	5,993
Corporate debt	—	16,707	—	16,707
Asset-backed securities	—	7,538	—	7,538
Yankee CD	—	1,800	—	1,800
Total assets	$8,269	$26,839	$—	$35,108

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$7,836	$—	$—	$7,836
Short-term marketable securities at fair value
U.S. treasury and government agencies	6,218	500	—	6,718
Corporate debt	—	19,302	—	19,302
Asset-backed securities	—	10,438	—	10,438
Yankee CD	—	1,201	—	1,201
Total assets	$14,054	$31,441	$—	$45,495

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

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.

5. Balance Sheet Components

Cash and Cash Equivalents

The Company’s cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Cash	$4,690	$2,872
Cash equivalents
Money market funds	2,771	7,836
Commercial paper	299	—
Total cash and cash equivalents	$7,760	$10,708

Marketable Securities

The Company's available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$6,015	$—	$(22)	$5,993
Commercial paper	—	—	—	—
Corporate debt	16,761	1	(55)	16,707
Asset-backed securities	7,570	—	(32)	7,538
Yankee CD	1,800	—	—	1,800
Total marketable securities—short-term	$32,146	$1	$(109)	$32,038

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities—short-term
U.S. treasury and government agencies	$6,709	$9	$—	$6,718
Corporate debt	19,254	48	—	19,302
Asset-backed securities	10,423	16	(1)	10,438
Yankee CD	1,201	—	—	1,201
Total marketable securities—short-term	$37,587	$73	$(1)	$37,659

As of September 30, 2026, there were no available-for-sale securities with unrealized losses greater than 12 months. An allowance for credit losses was not required for available-for-sale securities as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. For the three and nine months ended September 30, 2026 and 2025, there were no material gains or losses from sales of available-for-sale securities.

As of September 30, 2026 and December 31, 2025, accrued interest of $0.3 million and $0.3 million, respectively, is excluded from the amortized cost basis of available-for-sale securities in the tables above and is recorded in prepaid expenses and other current assets on the Condensed Balance Sheets.

As of September 30, 2026, all marketable securities mature within two years, except for asset-backed securities. Asset-backed securities are not due at a single maturity date. As such, these securities were not included.

Property and equipment, net

The Company’s property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Furniture and fixtures	$2,569	$2,569
Construction in progress	160	1,069
Machinery and equipment	4,446	3,663
Capitalized surgical equipment[1]	37,631	33,147
Computer equipment	1,258	1,225
Leasehold improvements	11,414	10,591
Software and website development	2,456	1,357
Total property and equipment	59,934	53,621
Less: accumulated depreciation and amortization	(26,897)	(23,869)
Property and equipment, net	$33,037	$29,752

1 Capitalized surgical equipment includes $32.0 million and $28.0 million that is ready for its intended use and has started depreciating and $5.6 million and $5.1 million that is not ready for its intended use and has not started depreciating as of September 30, 2026 and December 31, 2025, respectively.

Depreciation expense on property and equipment was $1.5 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense on property and equipment was $3.6 million and $6.9 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in depreciation expense is from a change in useful life of capitalized surgical instruments. Refer to Note 2, "Summary of Significant Accounting Policies," for more information regarding the change in accounting estimate.

Amortization expense on internal-use software and website development costs was $0.2 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense on internal-use software and website development costs was $0.5 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. Accumulated amortization for software and website development costs was $1.1 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively.

The Company did not record impairment charges for its property and equipment, net for the nine months ended September 30, 2026 and 2025.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued royalties expense	$1,430	$1,830
Accrued interest	574	239
Accrued professional services	3,305	1,532
Other accrued expense	1,935	2,183
Total accrued liabilities	$7,244	$5,784

Other liabilities

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Current portion of operating lease liabilities	$1,818	$552
Short-term debt[1]	3,781	1,745
SLR term loan fees for tranches two and three	360	—
Other	523	132
Total other liabilities	$6,482	$2,429

l See Note 6, "Long-Term Debt," for information regarding the legal cost financing related to the lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. Short-term debt includes $2.8 million and $1.1 million in financed legal costs as of September 30, 2026 and December 31, 2025, respectively, and reflects the amount that may be called within the next twelve months. In addition, short-term debt includes $0.9 million and $0.6 million of insurance premiums payable within twelve months of September 30, 2026 and December 31, 2025, respectively.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Term loan
SLR term loan facility	$60,000	$60,000
Less: debt discount and issuance costs	(3,736)	(4,417)
Total long-term debt, net	$56,264	$55,583

As of September 30, 2026, future payments of long-term debt were as follows (in thousands):

Fiscal Year
2026	$—
2027	—
2028	—
2029	—
2030	60,000
Total principal payments	60,000
Less: Unamortized debt discount and debt issuance costs	(3,736)
Total long-term debt, net	$56,264

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

The revolving loan agreement provides a 60 month revolving loan facility for up to $30.0 million in additional borrowing capacity. The amount available is based on a borrowing base calculation determined by the Company's accounts receivable and inventory assets. The borrowing base at September 30, 2026 was $23.6 million. The Company may request SLR ABL to approve two additional $10.0 million increases for a total commitment of $50.0 million. As of September 30, 2026, the Company had not drawn on the revolving loan facility.

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

The loans are secured by substantially all of the Company's assets, including intellectual property. The loan agreements contain customary representations and warranties and affirmative and negative covenants. The Company is required to meet a minimum liquidity requirement that the Company's cash and cash equivalents and marketable securities held subject to control agreements in favor of the lenders exceed 60% of the term loan outstanding. If the minimum liquidity requirement is not met, the Company must meet certain minimum revenue covenants. The Company met the minimum liquidity requirement at September 30, 2026.

Legal Cost Financing

On March 25, 2025, the Company entered into an agreement with its primary legal counsel related to the pending patent and unfair competition dispute with Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") to defer payment of certain legal costs incurred in 2025 and 2026 related to the dispute. The agreement anticipates that the amount financed by the Company would not exceed $5.0 million over this two-year period. The deferred portion of the legal costs bear interest at 10% per annum. The total principal and interest financed is scheduled to be repaid in twelve equal monthly installments beginning January 2027. However, if certain thresholds for the currently paid portion of legal costs are not reached in 2025 and 2026, primary counsel has the option to require a portion of the deferred balances up to the current threshold amount to be reallocated to currently due. The amount of legal costs that are not deferred are due according to normal billing terms and are subject to certain contractual thresholds. All current and deferred legal costs are expensed as incurred. All amounts financed as of September 30, 2026 are classified as current debt and are included in Other liabilities on the Condensed Balance Sheets as the primary legal counsel has the option to reallocate the deferred legal costs to currently due up to the threshold. See Note 5, "Balance Sheet Components," for additional information on the amounts of the deferred legal costs.

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

As of September 30, 2026 and 2025, the Company has royalty agreements with certain surgeon consultants. The Company recognized royalty expense for the three months ended September 30, 2026 and 2025 of $1.3 million and $1.6 million, respectively, resulting in an aggregate royalty rate of 2.6% and 3.1%, respectively. The Company recognized royalty expense for the nine months ended September 30, 2026 and 2025 of $3.9 million and $4.7 million, respectively, resulting in an aggregate royalty rate of 2.8% and 3.1%, respectively. The aggregate royalty rates are royalty expense for the period divided by revenue for the period.

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

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-JEP-PDB) against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between May 8, 2023 and May 7, 2024 alleging that the Company and certain of its officers violated federal securities laws by making false or misleading statements and failing to disclose material adverse facts about the Company's business, operations and prospects. The plaintiff seeks unspecified monetary damages, costs, and attorneys’ fees. On April 22, 2025, the court dismissed the complaint without prejudice. On April 28, 2025, the plaintiff filed an amended complaint. On July 1, 2025, the court appointed the lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on July 31, 2025, and the Company filed a motion to dismiss on September 5, 2025. On July 15, 2026, the court dismissed the plaintiff’s complaint without prejudice. On July 29, 2026, the lead plaintiff filed a third amended complaint. On August 7, 2026, the court dismissed the plaintiff’s third amended complaint without prejudice. On August 21, 2026, the plaintiff filed a fourth amended complaint. On September 22, 2026, the Company filed a motion to dismiss plaintiff’s fourth amended complaint. The plaintiff filed an opposition to the Company's motion to dismiss on October 23, 2026. The action is in the preliminary stage. The Company disputes the allegations in the complaint and intends to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and the Company cannot reasonably estimate the potential impact, if any, on its business or financial statements at this time. The Company is insured for Directors and Officers liability for amounts in excess of the retention and up to the policy limits.

There were no accrued contingent liabilities as of September 30, 2026 and December 31, 2025.

8. Stockholders’ Equity

Stock Options

During the nine months ended September 30, 2026 and 2025 the Company did not grant stock options to employees.

Restricted Stock Units

During the nine months ended September 30, 2026 and 2025, the Company granted 3,498,350 and 3,127,114 restricted stock units ("RSUs"), respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2026 and 2025 was $2.66 and $8.27 per share, respectively.

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

During the nine months ended September 30, 2026 and 2025, the Company granted PSUs for 876,250 and 1,160,625 shares, respectively, at target performance levels. The weighted average grant-date fair value of the PSUs granted during the nine months ended September 30, 2026 and 2025 was $3.29 and $9.13 per share, respectively.

Share-Based Compensation Expense

Share-based compensation expense is reflected in the Condensed Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$115	$130	$345	$327
Sales and marketing expense	1,535	1,669	4,977	5,116
Research and development expense	805	948	2,518	3,188
General and administrative expense	4,476	5,251	13,588	17,637
Total	$6,931	$7,998	$21,428	$26,268

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2026 and 2025, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(12,566)	$(16,288)	$(46,400)	$(49,608)
Denominator
Weighted-average common stock outstanding, basic and diluted	65,464,832	63,515,372	65,038,981	63,069,810
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.26)	$(0.71)	$(0.79)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2026	2025
Common stock options issued and outstanding	5,439,367	7,255,136
Unvested full value awards	7,406,525	5,906,625
Contingently issuable PSU shares	1,827,500	1,365,491
Total	14,673,392	14,527,252

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

Overview

We are a medical technology company with the goal of being the recognized leader in the surgical treatment of bunions and foot & ankle conditions. Bunions are complex 3-dimensional deformities that originate from an unstable joint in the middle of the foot and affect approximately 67 million Americans, of which we estimate 1.1 million are annual surgical candidates. We have pioneered and patented the Lapiplasty 3D Bunion Correction System–a combination of instruments, implants and surgical methods designed to surgically correct all three planes of the bunion deformity and secure the unstable joint, addressing the root cause of the bunion and helping patients get back to their active lifestyles. To further support the needs of surgeons and bunion patients, we offer the Adductoplasty® Midfoot Correction System, designed for reproducible surgical correction of the midfoot, two systems for minimally invasive osteotomy procedures, namely the Nanoplasty® 3D Minimally Invasive Bunion Correction System and the Percuplasty® percutaneous 3D Bunion Correction System, and the SpeedMTP® System for fusions of the great toe (the metatarsophalangeal ("MTP")) joint. We continue to expand our footprint in the marketplace by extending our SpeedPlate® rapid compression implant platform to new applications, providing surgeons with advanced digital solutions with our IntelliGuide® patient specific, pre-op planning and cut guide technology, and offering SuperBite™ Compression Screws, which are self-drilling beveled compression screws of different sizes designed for use in other foot fusions. With our Lapiplasty System, new osteotomy systems, and other complementary products, we are continuing to execute our strategy of becoming a comprehensive bunion solutions company and supporting further penetration in the foot & ankle market opportunity. See the "Innovation and Growth" section below for more information on our new products.

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

As of September 30, 2026, we had cash and cash equivalents of $7.8 million and marketable securities of $32.0 million available for sale to fund operations, an accumulated deficit of $295.4 million and $60.0 million of principal outstanding under our term loan and revolving loan agreements.

Economic Environment

There is continuing uncertainty in the macroeconomic environment. Persistent inflationary pressures, the ongoing military conflict in the Middle East and other geopolitical tensions, recession fears, reduced consumer confidence, higher insurance deductibles, energy prices and other costs, interest rate changes, and other adverse economic conditions have negatively impacted, and may continue to negatively impact, consumer demand for elective foot and ankle surgeries. While we continuously work with suppliers to mitigate higher costs and continue to invest in our direct sales channel, focused surgeon education training, and product innovations to build demand for our products, we expect these macroeconomic challenges to continue for the foreseeable future, which have impacted and likely will continue to impact the demand for our products and our results of operations.

Increased Competition, Procedure Preferences and Setting of Care Changes

Before we launched our flagship Lapiplasty System, there were no other products in the market that provided a 3D solution and specialized procedural instrumentation for traditionally freehand, difficult Lapidus surgeries. This allowed us to capitalize on our pioneering technology and grow our market share quickly. Since we launched the Lapiplasty System, we have faced increasing competition from large, mid-sized and small companies that have launched their own Lapidus products. We are also experiencing a shift in patient and surgeon preferences for treating bunions through minimally invasive osteotomy solutions and MTP fusions, with competitive products already addressing these types of surgery. Another trend is a shift in where bunion surgeries are performed from hospitals to ambulatory surgery centers, which receive lower procedure reimbursement rates and may be part of integrated delivery networks ("IDNs") that have established relationships with large orthopaedic companies. Hospital systems and other customers continue to seek pricing concessions from their medical device suppliers, like us, and larger medical device companies with multiple product franchises have increased their effort to leverage and contract broadly with customers across franchises by providing volume discounts, rebates and multi-year arrangements. Their contracting power has in the past limited and may continue to limit or prevent our access to these customers. These trends have negatively impacted, and may continue to negatively impact, our growth rates, market share, and results of operations. To address the shifting preferences for treating bunions, we have introduced new bunion systems, including two minimally invasive osteotomy systems and a MTP fusion system. While adoption of these new systems is increasing, they are generally sold at lower average selling prices than our Lapiplasty System. Our revenues and results of operations have been and may continue to be adversely affected by declines in sales of our Lapiplasty System that have not been fully offset by the increased sales of our new products. In addition, our customer mix initiatives, the use of stocking distributors, and advance purchases by hospitals and surgery centers have affected and may continue to affect both revenue growth and gross margins. Furthermore, we face extensive competition, pricing pressures, and new product introductions in the Lapidus, MTP fusion and minimally invasive osteotomy markets that have adversely impacted, and may continue to adversely impact our growth rates, market share and results of operations.

Innovation and Growth

We expect to continue to focus on long-term revenue growth through investments in our business and new products. In sales and marketing, we have dedicated meaningful resources to building a sales force and management team to support our future growth and to providing bunion-focused surgeon training and patient-focused outreach and education.

In research and development, our employee team and surgeon consultants are continually working on next-generation innovations for the surgical correction of bunions and other conditions that often present with bunions. Their work has resulted in the launch of a suite of new products in the past two and a half years, including the following: (1) the Nanoplasty and Percuplasty Systems, which are minimally-invasive 3D osteotomy systems; (2) IntelliGuide PSI Cut Guides for Lapiplasty and Adductoplasty Procedures, which are cut guides created specifically for an individual patient’s foot anatomy; (3) the Mini-Adductoplasty System, which is designed to allow the Adductoplasty midfoot correction procedure to be performed through an approximately 50% smaller incision; (4) the SpeedMTP Rapid Compression Implant, a specialized implant for addressing bunions through MTP fusions; (5) new SpeedPlate configurations, including the SpeedAkin™ implant and the SpeedPlate Micro-Quad implant; and (6) single use osteotomes. We have recently begun (1) full market release of the SpeedTMT® Rapid Compression Implant, which combines our SpeedPlate and FastPitch® technologies in a fixation option for tarsometatarsal ("TMT") fusions; SuperBite™ Compression Screws, which are self-drilling beveled compression screws of different sizes designed for use in other foot fusions; and VitaFuse™ Bioactive Glass Graft, which is a synthetic bone graft technology; and (2) limited market release of our HyperPlate™ XM Dynamic Compression Locking Implant, which features a low profile SpeedPlate implant incorporating FastPitch locking screws in multiple sizes to accommodate a wide range of midfoot and hindfoot procedures; CartiBlaster™ Powered Joint Prep instruments, which are sterile, single-use instruments designed for cartilage removal and joint preparation in midfoot and hindfoot fusion procedures; and our Lapiplasty Lightning Next Generation Instrumentation designed to further increase the precision and speed of the Lapiplasty Procedure. We expect to release other new solutions in the remainder of 2026, including the Tailorplasty™ MIS Tailor’s Bunion System, a minimally invasive solution for the surgical treatment of bunions of the fifth metatarsal; and the Treace X-ray App, which is cloud-based software for making radiographic measurements in foot and ankle X-rays.

Intellectual Property Strategy

We actively seek to protect the technology, inventions, and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets. As of September 30, 2026, our patent portfolio included 115 granted U.S. patents, with an additional 47 granted patents worldwide and over 194 pending patent applications. In keeping with our strategy of protecting our intellectual property rights, on October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey, and seeks injunctive relief and damages. In addition, on May 12, 2025, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. (collectively, "ZB") alleging infringement of 4 patents related to our innovative Lapiplasty 3D Bunion Correction technologies. The suit was filed in the United States District Court for the District of Delaware and seeks injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent.

Market Share Growth

The growth of our business depends on our ability to gain broader acceptance of our proprietary procedures and systems by successfully marketing and distributing these products. While surgeon adoption of our products and procedures remains critical to supporting revenue growth, hospital and ambulatory surgery center facility approvals are necessary for existing and future surgeon customers to access our products. To facilitate greater access to our products and support future sales growth, we intend to continue educating hospitals and facility administrators on the differentiated benefits associated with our procedures and systems, supported by our robust portfolio of clinical data on our existing procedures and additional clinical data we expect to develop on our new products. While we have experienced overall increases in cases using our products, our flagship Lapiplasty System has contributed and may continue to contribute less to our market share growth in future quarters, which has reduced, and may continue to reduce, revenues and impact our liquidity if sales from our new products do not increase sufficiently to offset the decline in sales of the Lapiplasty System. If we are unable to continue to successfully commercialize our procedures and systems, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented below ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenue	$48,253	$50,214	$(1,961)	(3.9)%	$140,827	$150,171	$(9,344)	(6.2)%
Cost of goods sold	9,903	10,508	(605)	(5.8)%	29,463	30,820	(1,357)	(4.4)%
Gross profit	38,350	39,706	(1,356)	(3.4)%	111,364	119,351	(7,987)	(6.7)%
Operating expenses
Sales and marketing	29,708	34,421	(4,713)	(13.7)%	94,423	103,627	(9,204)	(8.9)%
Research and development	4,492	4,680	(188)	(4.0)%	13,490	15,740	(2,250)	(14.3)%
General and administrative	15,682	16,281	(599)	(3.7)%	47,108	48,216	(1,108)	(2.3)%
Total operating expenses	49,882	55,382	(5,500)	(9.90)%	155,021	167,583	(12,562)	(7.5)%
Loss from operations	(11,532)	(15,676)	4,144	(26.4)%	(43,657)	(48,232)	4,575	(9.5)%
Interest income	387	634	(247)	(39.0)%	1,333	2,250	(917)	(40.8)%
Interest expense	(1,584)	(1,338)	(246)	18.4%	(4,716)	(3,970)	(746)	18.8%
Other income, net	163	92	71	77.2%	640	344	296	86.0%
Other non-operating income (expense), net	(1,034)	(612)	(422)	69.0%	(2,743)	(1,376)	(1,367)	99.3%
Net loss	$(12,566)	$(16,288)	$3,722	(22.9)%	$(46,400)	$(49,608)	$3,208	(6.5)%

Comparison of the three months ended September 30, 2026 and 2025

Revenue. Revenue decreased by $2.0 million, or 3.9%, for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily driven by lower sales to stocking distributors and a mix shift from higher priced Lapiplasty and Adductoplasty implant kits to lower priced implant kits, including our minimally invasive osteotomy and other new products, partially offset by higher volume of kits sold, excluding stocking distributors transactions, during the three months ended September 30, 2026. Revenue for the three months ended September 30, 2026 included a $5.1 million decrease in sales to stocking distributors as compared to the same period in 2025.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold decreased by $0.6 million, or 5.8%, for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease in cost of goods sold was primarily due to a $0.6 million reduction in tariff expense from $0.7 million of IEEPA ("International Emergency Economic Powers Act") tariff refunds, a $0.5 million decrease in direct cost of goods sold resulting from lower sales, and a $0.3 million decrease in royalties, partially offset by a $0.5 million increase in inventory provisions and a $0.2 million increase in other costs of goods sold. During the three months ended September 30, 2026, gross profit decreased by $1.4 million, or 3.4%, as compared to the same period in 2025, due to decreased sales. Gross profit margin for the three months ended September 30, 2026 increased from 79.1% to 79.5%, as compared to the same period in 2025, primarily due to lower tariff expense from IEEPA tariff refunds, decreased sales to stocking distributors at lower margins, and lower royalties, partially offset by higher inventory provisions, an increase in payroll and related costs from allocations, a shift in product mix, and higher other costs of goods sold.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $4.7 million, or 13.7%, for the three months ended September 30, 2026 as compared to the same period in 2025. Sales and marketing expenses decreased due to a $3.3 million decrease in payroll and related costs primarily from restructuring the size and organization of our direct employee sales force, a $1.6 million decrease for surgeon training and clinical-related expenses, a $1.0 million decrease in direct to consumer advertising costs, and a $0.8 million decrease in surgical instrument expense primarily from an increase in useful life from three to five years, partially offset by a $2.1 million increase in commissions. The increase in commissions is primarily due to a change in our sales channel mix as well as changes made when we optimized the compensation structure of our employee sales force earlier in the current year.

Research and Development Expenses. R&D expenses decreased by $0.2 million, or 4.0%, for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease in R&D expenses was primarily due to a decrease in product testing and validation costs.

General and Administrative Expenses. General and administrative expenses decreased by $0.6 million, or 3.7%, for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease in general and administrative expenses was due to a $0.8 million decrease in legal fees primarily driven by the status of ongoing litigation matters, partially offset by a $0.3 million increase in payroll and related costs.

Interest Income. Interest income decreased $0.2 million, or 39.0%, for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period.

Interest Expense. Interest expense increased $0.2 million, or 18.4%, for the three months ended September 30, 2026 as compared to the same period in 2025. The increase in interest expense was primarily due to increased amortization of debt issuance costs and a higher debt balance as a result of the debt refinancing in December 2025, partially offset by slightly lower interest rates on the Company's debt.

Comparison of the nine months ended September 30, 2026 and 2025

Revenue. Revenue decreased by $9.3 million, or 6.2%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily driven by lower sales to stocking distributors and a mix shift from higher priced implant kits to lower priced implant kits, partially offset by higher volume of kits sold, excluding stocking distributors transactions, during the nine months ended September 30, 2026. Revenue for the nine months ended September 30, 2026 included a $7.4 million decrease in sales to stocking distributors as compared to the same period in 2025.

Cost of Goods Sold, Gross Profit and Gross Margin. Cost of goods sold decreased by $1.4 million, or 4.4%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease in cost of goods sold was primarily due to a $1.3 million decrease in direct costs of goods sold resulting from lower sales, a $0.8 million decrease in royalties, and a $0.3 million decrease in tariff expense from $0.7 million of IEEPA tariff refunds, partially offset by a $0.5 million increase in payroll and other related costs from allocations and a $0.5 million increase in other costs of goods sold. During the nine months ended September 30, 2026, gross profit decreased by $8.0 million, or 6.7%, as compared to the same period in 2025, due to decreased sales. Gross profit margin for the nine months ended September 30, 2026 decreased from 79.5% to 79.1%, as compared to the same period in 2025, primarily due to an increase in payroll and related costs from allocations, a shift in product mix, and higher other costs of goods sold, partially offset by decreased sales to stocking distributors at lower margins, lower royalties and lower tariff expense from IEEPA tariff refunds.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $9.2 million, or 8.9%, for the nine months ended September 30, 2026 as compared to the same period in 2025. Sales and marketing expenses decreased due to a $4.0 million reduction in direct to consumer advertising costs, a $3.8 million decrease for surgeon training and clinical-related expenses, a $3.7 million decrease in payroll and related costs primarily from restructuring the size and organization of our direct employee sales force, a $2.3 million decrease in surgical instrument expense primarily from an increase in useful life from three to five years, and a $0.7 million decrease in professional services related to marketing, partially offset by a $5.7 million increase in commissions. The increase in commissions is primarily due to a change in our sales channel mix as well as changes made when we optimized the compensation structure of our employee sales force earlier in the current year.

Research and Development Expenses. R&D expenses decreased by $2.3 million, or 14.3%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease in R&D expenses was primarily due to a $1.2 million decrease in payroll and related costs, including stock compensation expense, and a $0.8 million decrease in clinical and regulatory expenses, primarily due to a $0.5 million decrease in the Company's products and instrumentation, and a $0.2 million decrease in product testing and validation costs.

General and Administrative Expenses. General and administrative expenses decreased by $1.1 million, or 2.3%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease in general and administrative expenses was due to a $2.7 million decrease in payroll and related costs, primarily from lower stock compensation expense, partially offset by a $2.1 million increase in legal fees primarily driven by status of ongoing litigation matters.

Interest Income. Interest income decreased $0.9 million, or 40.8%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease in interest income was primarily due to lower balances invested in marketable securities during the current year period.

Interest Expense. Interest expense increased $0.7 million, or 18.8%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase in interest expense was primarily due to increased amortization of debt issuance costs and a higher debt balance as a result of the debt refinancing in December 2025, partially offset by slightly lower interest rates on the Company's debt.

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

As of September 30, 2026, we had cash and cash equivalents of $7.8 million and marketable securities of $32.0 million available for sale, an accumulated deficit of $295.4 million, and principal outstanding under our new term loan of $60.0 million. We believe that our existing cash and cash equivalents, marketable securities, available debt borrowings and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the date of issuance of these condensed financial statements. We may be required or decide to raise additional debt or equity financing to support further growth of our operations.

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
•
shifts in the surgical setting where bunion and other foot surgeries are performed and the pricing and reimbursement sensitivity, contract restrictions, IDNs, GPO and other established relationships, and decision-making processes of the surgical facility;

•
the effect of softening consumer sentiment, higher health insurance, energy and other costs, persistent inflationary pressures, interest rate changes, business downturns, evolving or increased tariffs, geopolitical tensions, changes in trade policy or global trade disruptions and other general economic conditions on our operations and business;
•
the ability of customers to pay us for our products, including stocking distributors which generally have longer payment terms than hospital and ambulatory surgery center customers;
•
the ability to obtain adequate supplies of materials and components for our products, including from single-source or foreign suppliers;
•
any product liability or other lawsuits related to our products;
•
the expenses needed to attract and retain skilled personnel; and
•
the impact of any infectious disease outbreak, infrastructure disruption, or natural or other disaster or event beyond our control on our business or on the healthcare industry, particularly elective surgeries where our products are used.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(713)	$(7,944)
Investing activities	(2,008)	3,585
Financing activities	(227)	695
Net increase (decrease) in cash and cash equivalents	$(2,948)	$(3,664)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $0.7 million, consisting primarily of a net loss of $46.4 million, adjusted for non-cash charges of $30.8 million and a decrease in net operating assets. The non-cash charges consist primarily of $21.4 million in share-based compensation expense, $4.8 million in depreciation and amortization expense, $1.7 million in financed legal fees, $1.6 million in non-cash lease expense, and $0.7 million in amortization of debt issuance costs. The decrease in net operating assets was primarily due to an $11.6 million decrease in accounts receivable from collection on higher sales in the fourth quarter of 2025, a $7.6 million increase in accounts payable due to timing of payments, and a $3.8 million increase in accrued liabilities, partially offset by a $6.3 million increase in inventory, a $1.0 million decrease in operating lease liabilities, and a $0.9 million increase in prepaid and other current assets. The $3.8 million increase in accrued liabilities was primarily due to increased accrued compensation for annual bonus payments, partially offset by decreased accrued commissions from higher sales in the fourth quarter of 2025.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2026, consisting primarily of $26.2 million in purchases of available-for-sale marketable securities and $7.4 million in purchases of property and equipment, partially offset by $31.6 million in sales and maturities of available-for-sale marketable securities. The net of marketable securities sales and maturities and purchases of $5.4 million were used to fund our current operations. The purchases of property and equipment included $5.6 million in capitalized surgical instruments for the reusable instrument trays primarily related to our new products, and $1.8 million primarily for equipment, leasehold improvements, and internal use software to support the business.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2026, consisting primarily of $0.9 million in proceeds from insurance premium financing, partially offset by $0.6 million in payments on insurance premium financing and $0.6 million of shares repurchased for tax withholding on vested restricted stock units and performance stock units.

Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2025, consisting primarily of $1.6 million in proceeds from insurance premium financing and $0.5 million in proceeds from stock option exercises, partially offset by $0.8 million of shares repurchased for tax withholding on vested restricted stock units and $0.5 million in payments on insurance premium financing.

Operating Lease

We have commitments for future payments related to our corporate headquarters office located in Ponte Vedra, Florida. We entered into a 10-year lease in February 2022 for our headquarters which expires in July 2032. Lease payments comprise the base rent plus operating costs which include taxes, insurance, and common area maintenance. The remaining lease obligations are $18.9 million under this lease as of September 30, 2026.

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

Goodwill

Our annual impairment testing date was July 1, 2026. We performed a qualitative analysis to evaluate whether it is more likely than not that the fair value of goodwill was less than the carrying amount. Based on that analysis, we concluded it was not necessary to perform a quantitative impairment test. As of September 30, 2026 and December 31, 2025, goodwill was $12.8 million.

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates" in our Annual Report. There were no material changes to these accounting policies during the nine months ended September 30, 2026.

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

On April 11, 2025, a shareholder filed a class action complaint in the United States District Court for the Middle District of Florida (captioned McCluney v. Treace Medical Concepts, Inc. et al. Case No. 3:25-cv-00390-JEP-PDB) against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between May 8, 2023 and May 7, 2024 alleging that we and certain of our current executives violated the federal securities laws by making false or misleading statements and failing to disclose material adverse facts about our business, operations and prospects. Specifically, the complaint alleges that we failed to disclose the impact of competition on demand for and utilization of our products and that our positive statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The plaintiff seeks unspecified monetary damages, costs, and attorneys’ fees. On April 22, 2025, the court dismissed the complaint without prejudice. On April 28, 2025, the plaintiff filed an amended complaint. On July 1, 2025, the court appointed the lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on July 31, 2025, and we filed a motion to dismiss on September 5, 2025. On July 15, 2026, the court dismissed the plaintiff’s complaint without prejudice. On July 29, 2026, the plaintiff filed a third amended complaint. On August 7, 2026, the court dismissed the plaintiff’s third amended complaint without prejudice. On August 21, 2026, the plaintiff filed a fourth amended complaint. On September 22, 2026, we filed a motion to dismiss plaintiff’s fourth amended complaint. The plaintiff filed an opposition to our motion to dismiss on October 23, 2026. The action is in the preliminary stage. We dispute the allegations in the complaint and intend to defend against this complaint vigorously. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot reasonably estimate the potential impact, if any, on our business or financial statements at this time. We are insured for Directors and Officers liability for amounts in excess of the retention and up to the policy limits.

On October 14, 2024, we filed a lawsuit against Stryker Corporation and its subsidiary Wright Medical Technology, Inc. (collectively, "Stryker") alleging infringement of 9 patents related to our innovative Lapiplasty 3D Bunion Correction technologies and unfair competition. The suit was filed in the United States District Court for the District of New Jersey and seeks injunctive relief and damages. On January 24, 2025, Stryker filed a motion to dismiss the unfair competition claims which the Court granted on October 2, 2025 without prejudice. We filed a first amended complaint on October 24, 2025, and Stryker subsequently filed another motion to dismiss the unfair competition claims on December 5, 2025. The Court denied Stryker’s motions and applications to stay discovery pending a ruling on its new motion to dismiss. A Markman hearing was held on May 21, 2026. On July 13, 2026, the Court granted Stryker’s motion to dismiss the unfair competition claims, again without prejudice, and granted leave for the Company to file a second amended complaint by August 13, 2026. We supplemented our claims and filed the second amended complaint on August 12, 2026. Stryker moved to stay antitrust discovery again on September 11, 2026, and to dismiss certain of our unfair competition claims on October 13, 2026. We responded opposing the stay of antitrust discovery on October 16, 2026 and will file our opposition to Stryker’s motion to dismiss by the applicable deadline. The case has continued, and discovery is ongoing.

On May 22, 2025, Stryker European Operations Holdings LLC and Howmedica Osteonics Corp. filed a suit in the United States District Court for the District of Delaware (captioned Stryker European Operations Holdings LLC et al v. Treace Medical Concepts, Inc. Case No. 1:25-cv-00637-GBW) against us for patent infringement by our PEEK hammertoe product. The plaintiffs seek findings of patent infringement, equitable relief, unspecified monetary damages, enhanced damages for willful patent infringement, interest, costs, and attorneys’ fees. We dispute the allegations in the complaint, and on August 4, 2025, we moved to dismiss all of the claims in the suit. The court denied our motion to dismiss, noting that additional claim construction proceedings would be helpful for the court to resolve the issues presented in the motion to dismiss. We filed an answer on February 19, 2026, amended on March 12, 2026, including defenses and declaratory judgment of invalidity and non-infringement counterclaims. The plaintiffs filed an answer to our counterclaims on March 26, 2026. On April 20, 2026, the plaintiffs filed a first amended complaint adding an additional patent in their claims of infringement by our PEEK hammertoe product. We filed an amended answer and counterclaims on May 14, 2026. Plaintiffs filed an answer to our counterclaims on June 4, 2026. We amended our answer and counterclaims to include declaratory judgment of unenforceability of the asserted patents due to inequitable conduct on August 21, 2026. The plaintiffs moved to dismiss our counterclaims on September 11, 2026. We filed our response to the motion to dismiss on October 2, 2026 to which plaintiffs replied on October 16, 2026. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

On May 12, 2025, we filed a lawsuit in the United States District Court for the District of Delaware (captioned Treace Medical Concepts, Inc. v. Zimmer Biomet Holdings, Inc. et al. Case No. 1:25-cv-00592-CBW) against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. alleging infringement of four patents related to our innovative Lapiplasty 3D Bunion Correction technologies and seeking injunctive relief and damages. On August 5, 2025, we filed an amended complaint alleging infringement of an additional patent. On December 19, 2025, the defendants moved to dismiss certain patent claims, claims of willful infringement, and all claims against Zimmer Biomet Holdings, Inc. In December 2025 and January 2026, Paragon 28 filed petitions for inter partes review ("IPR") and post-grant review ("PGR") before the Patent Trial and Appeal Board ("PTAB") seeking further administrative review of the validity of the five patents-in-suit. On February 17, 2026, we filed an opposition to the defendants’ motion to dismiss. On March 4, 2026, the defendants filed a motion to stay the case pending review by the PTAB of the patents that were subject to Paragon 28, Inc.'s IPR and PGR petitions. We filed a motion to sever and consolidate the patent claims of Case No. 25-1092-GBW into this case. On June 12, 2026, June 23, 2026 and August 13, 2026, the PTAB issued notices of institution granting Paragon 28, Inc.'s PGR petitions (PGR2026-0017, -00020, -00031) and IPR petition IPR2026-00194 and denying institution of PGR petition PGR2026-00022. These decisions cover the five petitions that Paragon 28, Inc. filed. Institution of the PGRs and IPR means that a panel of three Administrative Patent Judges from the PTAB will be reviewing the validity of patents asserted against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. over the next twelve months. On September 2, 2026, the defendants filed a renewed motion to stay. On September 14, 2026, the court granted defendant’s motion to stay the case pending the resolution of the PTAB instituted PGR2026-0017, -00020, -00031 and IPR2026-00194 proceedings. We intend to defend the validity of the four patents under review by the PTAB, but the ultimate outcome of the pending PGR and IPR proceedings remains uncertain.

On August 29, 2025, Paragon 28, Inc. and Disior Oy filed a lawsuit in the United States District Court for the District of Delaware (captioned Paragon 28, Inc. et al v. Treace Medical Concepts, Inc. et al. Case No. 1:25-cv-01092-GBW) against us and RPM-3D alleging RPM-3D improperly acquired, used, and disclosed confidential and trade secret technology from Disior's software to develop software acquired by us and seeking injunctive relief and damages. On December 18, 2025, Paragon 28, Inc. and Disior Oy filed an amended complaint adding patent and copyright infringement to their claims. We filed an answer to the amended complaint, including defenses and declaratory judgment of invalidity and non-infringement counterclaims, on February 17, 2026. On March 10, 2026, the plaintiffs filed an answer to our counterclaims, and we filed motions to sever and consolidate the patent claims into C.A. No. 25-592-CBW, our patent infringement case against Zimmer Biomet Holdings, Inc. and Paragon 28, Inc. We filed an amended answer on March 27, 2026, and the plaintiffs filed an amended answer on April 9, 2026. On October 6 and October 14, we filed inter-partes review petitions IPR2027-00007, -00008, -00013 and -00014 for review of the four patents asserted against us in this lawsuit. The PTAB is expected to issue decisions on institution in the first quarter of 2027. We filed a motion to stay the patent claims pending PTAB review on October 22, 2026. The case has continued, and discovery is ongoing. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain, and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under "Part I, Item 1A. Risk Factors" for the year ended December 31, 2025, filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchases of stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	—	$—	—	—
August 1 to August 31, 2026(1)(2)	63,169	4.67	—	—
September 1 to September 30, 2026(1)(2)	25,457	4.44	—	—
Totals	88,626	$4.60	—	—
(1)
Represents shares withheld pursuant to the terms of awards under the Company’s share-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares.
(2)
The value of the shares withheld is the closing price of the Company's common stock on the date the relevant transaction occurs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Treace Medical Concepts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, as filed by the Company with the SEC on August 7, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Treace Medical Concepts, Inc.

Date: November 6, 2026	By:	/s/ John T. Treace
		Name:	John T. Treace
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Mark L. Hair
		Name:	Mark L. Hair
		Title:	Chief Financial Officer (Principal Financial Officer)